Form 10KSB
period 2002-06-30
VMH VIDEOMOVIEHOUSE COM INC
filed 2002-09-25
CIK 1160164

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - June 30, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 333-70836

VMH VIDEOMOVIEHOUSE.COM INC.
(Exact name of registrant as specified in its charter)

BRITISH COLUMBIA (State or other jurisdiction of incorporation or organization)	N/A (Employer Identification No.)

#14 - 34368 Manufacturer's Way
Abbotsford, British Columbia V2S 7M1
CANADA
 (Address of principal executive offices, including zip code.)

(604) 852-1806
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [   ]

State issuer's revenues for its most fiscal year June 30, 2002: $1,181,144.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 25, 2002: $-0-. No market currently exists for the Company's common stock.

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 25, 2002: 14,221,750.

We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this section or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, when we use the words "believe," "expect," "anticipate" or similar expressions, we are making forward-looking statements. We are not required to release publicly the results of any revisions to these forward-looking statements we may make to reflect future events or circumstances.

PART I

ITEM 1.      DESCRIPTION OF THE BUSINESS

General

We were incorporated in the province of British Columbia on August 24, 1989 as Flamingos Beach Resort, Inc. In August 1999, we changed our name to VMH VideoMovieHouse.com Inc. and become operational on May 15, 2001. We sell videos, Digital Video Disks - DVDs and Compact Disk - CDs on the Internet.

From incorporation in August 1989 until August 1999, the Company's only operation consisted of developing an Internet web-site. The web-site was developed by Mr. Kantonen, our former president and with the assistance of Mr. Gaspar, our new president. When we were sold to First American Scientific Corp. our only activity was the development of the Internet web-site. After the sale to First American Scientific we

*      improved the web-site
*      added 20,000 titles with cross-indexing to the data basis
*      improved graphics and site interactivity
*      began the broadcast a full length feature film
*      designed a sales/inventory tracking software
*      set up a full warehouse with 12,000 video tapes/DVDs in inventory
*      established a secure site credentials for credit care purchases
*      established accounts with suppliers
*      established a computerized tracking system for orders
*      launched the web site for full operation
*      established several sub-distributorships

Related Events

On August 9, 2002, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective.

On September 1, 2002, we spun off 14,221,750 shares of common stock to shareholders of First American Scientific Corp. ("FASC"), our parent corporation.

Operating Concept

We purchase new and used videos, DVDs and CDs at wholesale costs and resell them in our on line Internet store. Our web site is www.videomoviehouse.com for our US customers and www.vidoemoviehouse.ca for our Canadian customers. Our objective is acquire videos, DVDs and CDs from suppliers based upon customer orders, thereby limiting the amount of product held in inventory. Because of customer demand for our tapes, DVDs, and CDs, we have enlarged our inventory in order to meet the demand for our tapes, DVDs and CDs. The following sets for the price range for our new and used video tapes, DVDs, and CDs.

	New	Used
Video Tapes	$9.99 - $69.99	$2.99 - $29.99
DVDs	$11.99 - $39.99	$8.99 - $19.99
CDs	$11.99 - $29.99	$8.99 - $19.99

Convenient Shopping Experience.

Our online store provides customers with an easy-to-use web site. The web site is available 24 hours a day, seven days a week and may be reached from the shopper's home or office. Our online store enables us to deliver a broad selection of products to customers in rural or other locations that do not have convenient access to physical stores. We also make the shopping experience convenient by categorizing our products into easy-to-shop departments. With respect to videos and DVDs we have categories of adventure, drama, comedy and sexually explicit. With respect to CDs we have categories of pop, rock, classical and country and western.

Customer Service

We provide a customer service department via e-mail and toll-free telephone number 1-888-825-1187, where consumers can resolve order and product questions. Furthermore, we insure consumer satisfaction by offering a money back guaranty.

Shopping at the Online Store

We believe that the sale of videos, DVDs and CDs on the Internet can offer attractive benefits to consumers. These include enhanced selection, convenience, quality, ease-of-use, depth of content and information, and competitive pricing. Key features of our online store include:

Browsing

Our online store offers consumers with a several subject areas and special features arranged in a simple, easy-to-use format intended to enhance product selection. By clicking on a category names, the consumer moves directly to the home page of the desired category and can view promotions and featured products.

Selecting a Product and Checking Out.

To purchase products, consumers simply click on the "add to cart" button to add products to their virtual shopping cart. Consumers can add and subtract products from their shopping cart as they browse around our online store, prior to making a final purchase decision, just as in a physical store. To execute orders, consumers click on the "checkout" button and, depending upon whether the consumer has previously shopped at our online store are prompted to supply shipping details online. We also offer consumers a variety of gift wrapping and shipping options during the checkout process. Prior to finalizing an order by clicking the "submit" button, consumers are shown their total charges along with the various options chosen at which point consumers still have the ability to change their order or cancel it entirely.

Paying

To pay for orders, a consumer must use a credit card, which is authorized during the checkout process, but which is charged when the customer's items are shipped from our distribution facility. Our online store uses a security technology that works with the most common Internet browsers and makes it virtually impossible for unauthorized parties to read information sent by its consumers. We also offer our customers a money-back return policy.

Our Internet Technology

Our Internet software is proprietary and not protected by any patents. As such, a competitor could copy it and start operations identical to ours.

Source of Videos, DVDs and CDs

We sell both new and used videos, DVDs and CDs. Our new videos, DVDs and CDs are purchased from a number of sources, including Video One, ETD Distributors, C&L Distributors, Costco Wholesale Division. Used videos, DVDs and CDs are purchased from video, DVD and CD rental outlets. The used rental videos , DVDs and CDs are sold on the website as used videos, DVDs and CDs.

Rental outlets generally inventory a large number of products when the products are first made available to the public. New products are generally made available on a weekly basis. When this occurs demand is extremely high. When new products become available the next week, demand for the previous week's products drop. As time passes, demand for a previously released product continues to drop. To make way for new weekly products, it is necessary for the rental outlets to dispose of a large portion of its rental inventory. It does this by selling a small amount of its inventory to retail customers and disposing of most of its inventory to companies, such as ours, that will rerent or resell the products at a lower price. In order to induce companies such as ours to buy the products, most rental outlets are willing to sell the excessive inventory in bulk below their initial cost. This price is substantially below the price at which the products are sold to the public at the rental outlets.

We purchase product based upon orders we have already received. A portion of the purchase price, between 65% and 75%, is used to acquire the video, DVD or CD requested by the customer. Mark-ups on new products range from 15% to 30%, while mark-ups on used products can run as high as 200% depending upon the scarcity of titles and the prudence of the purchaser.

At the present time we do not rent our products. We have made plans for rentals when we believe it is economically feasible to do so. Economic feasibility is dependent upon the cost of band width and the speed at which movies can be downloaded or streamed. We do not intend to rent the physical video, DVD or CD, but rather, we plan to stream the movie to the customers television as is currently done by cable companies and studios. In order to stream the movie to a viewer, additional equipment will have to be acquired as well as a license from the producer of the particular movie. There is no assurance that we will ever be able to implement this plan.

We purchased our initial inventory of 8,000 used videos from Movies, Movies which was owned by Messrs Kantonen and Gaspar at a price of $4.00 per tape. Movies, Movies has no remaining inventory so we will not be purchasing any additional videos, DVDs or CDs from it. Other sources for new and used videos, DVDs and CDs is extensive and in the event one or more sources discontinues transacting business with us, we will not suffer any adverse affect. No one source accounts for 10% or more of our inventory.

Competition

We compete with distributors, wholesalers and retailers of videos, DVDs and CDs. As such competition is intense and many, if not most sellers, have more capital than we do.

Further, the fact that we have an Internet store does not make us unique. Wholesalers and retailers have saturated in the Internet market. If you are not on the Internet, you are not in tune with current advertising practices. As such, the electronic commerce market is intensely competitive. The market for information resources is more mature but also intensely competitive. We expect competition to continue to intensify in the future. There is no assurance that we can maintain a competitive position against current or future competitors, particularly those with greater financial, marketing, service, support, technical and other resources. The failure to maintain a competitive position within the market could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by us may have a material adverse effect on our business, financial condition and results of operations.

Marketing

Currently we only advertise on our web site. In the future, we plan to advertise our products in newspapers, radio and television commercials, magazines, brochures and e-mails in the British Columbia geographical area. As of the date of this prospectus, we have expanded our advertising to these additional mediums. We also utilize inbound links that connect directly to the our website from other sites. Our links are set up with Yahoo Warehouse, Amazon and Half.com. We have no written agreements with search engines, community, and affinity sites, other than Half.com and Amazon, accordingly, our relationships therewith are non-contractual, with the exception of Half.com. and Amazon. Potential customers can simply click on these links to become connected to the our website from search engines and community and affinity sites. We advertise to sell, but not purchase, used videos, DVDs and CDs on all of the web sites.

Insurance

We do not maintain any insurance at this time.

Employees and Employment Agreements

At present, we have seven full-time employees and four part-time employees. We have no employment agreements with any officers, directors or employees. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employees.

Our Offices

We lease 4,000 square feet of office and warehouse space located at #14 - 34368 Manufacturer's Way, Abbotsford, British Columbia, Canada V2S 7M1. Our telephone number is (604) 852-1806. We lease our offices from Sumas Land Corp. pursuant to a written three year lease agreement. Our monthly rental is US$1,100.

Risks Factors

1. Because our auditors have issued a going concern opinion and because our officers and directors will not loan any money to us, we may not be able to achieve our objectives and may have to suspend or cease operations.

Our auditors have issued a going concern opinion. This means that there is doubt that we can continue as an ongoing business for the next twelve months. Because our officers and directors are unwilling to loan or advance any additional capital to us, we may have to suspend or cease operations if we do not generate sufficient revenues to support our plan of operation..

2. We lack an operating history and have losses which we expect to continue into the future. If the losses continue we will have to suspend operations or cease operations.

We began operating in 2001. We have limited revenues. Our net loss since beginning operations is $254,992. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

*   our ability to maintain a source of videos, DVDs and CDs.
*   our ability to generate revenues
*   our ability to reduce our operational costs.

Based upon current plans, we expect to incur operating losses in future periods. We anticipate the losses to be in the neighborhood of $40,000. This will happen because our expenses of operation exceed our operational revenues. We believe our current net assets will fund existing operations until January 2003. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business. See "Managements Discussion and Analysis and Plan of Operation."

3. Because we may be unable to make the change necessary to operate as a stand-alone business we may have to cease operation.

Following the spin-off, First American Scientific, our parent corporation, will have no obligation to provide us with financial assistance. As a result, if we are unable to operate profitably in the future and are unable to obtain financial assistance from First American Scientific, we may have to cease operations.

4. If we don't raise additional capital we may go out of business.

We are in the very early stage of development and need additional capital in order to maintain our operations. If we are unable to raise additional capital we may have to suspend operations until we do or go out of business.

5. Because we have conducted market research, but there is uncertainty about the demand for our products.

We are conducting ongoing market research. But are not sure that there is sufficient demand for our videos, DVDs and CDs. If there is not sufficient demand for our products, it is possible that we may never make a profit. If we do not make a profit in the foreseeable future, we will cease operations.

6. Because we are small and do not have much capital, we must limit our operations.

Because we are small and do not have much capital, we must limit our operations. Because we must limit our operations, it will be more difficult to generate revenues and generate a profit. If we do not make a profit in the foreseeable future, we will cease operations.

7. Because the SEC imposes additional sales practice requirements on brokers who deal in our shares which are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty in reselling your shares and may cause the price of the shares to decline.

Our shares qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale to you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

8. Because there is no public trading market for our common stock, you may not be able to resell your stock.

There is currently no public trading market for our common stock. Therefore there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale.

ITEM 2.       DESCRIPTION OF PROPERTIES.

We lease 4,000 square feet of office and warehouse space located at #14 - 34368 Manufacturer's Way, Abbotsford, British Columbia, Canada V2S 7M1. Our telephone number is (604) 852-1806. We lease our offices from Sumas Land Corp. pursuant to a written three year lease agreement. Our monthly rental is US$1,100. During the fiscal year ending June 30, 2002, we paid US$8,700 for rent.

ITEM 3.       LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4.       SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders during 2002.

PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

No market exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. We will attempt to have our shares listed for trading on the Bulletin Board owned by the National Association of Securities Dealers, Inc. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so unless the shares are eventually so listed. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

We have no outstanding options or warrants, or other securities convertible into, common equity. Of the 14,221,750 shares of common stock outstanding as of September 25, 2002, all are free trading with the exception of 750,000 shares issued to our officers and directors, which may only be resold in compliance with Rule 144 of the Securities Act of 1933 with the exception of the one year holding period contained therein.

At September 25, 2002, there were 486 holders of record.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

SEC Rule 15g

Our shares are covered by Section 15g of the Securities Act of 1933, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15g also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

We are start up company and are now generating revenue from sales of feature films and music via selling new and used videocassette tapes, DVDs and CDs over the internet, on our web site is www.videomoviehouse.com for our US customers and www.videomoviehouse.ca for our Canadian customers. We do not deal in pornographic material. The web site has been in full operation for approximately thirteen months and sales have been growing steadily. Sales for the first full year of business were approximately US$1.2 million. However, we lack a long term operating history and are still incurring operating losses. If these operating losses continue over an extended period of time, we may not have sufficient capital to meet our ongoing expenses, and may have to cease operations. We are continually developing a market strategy to increase sales and cash flows.

Our auditors have issued a going concern opinion. This means that they are uncertain as to us being able to continue as an on-going business for the next twelve months. This is because our expenses still exceed revenues. Accordingly, we must raise cash from sources other than revenue in order to meet our ongoing financial obligations. We are aware of this, and are considering all our options.

Liquidity and Capital Resources

We have a balance sheet with positive working capital, Current assets as of June 30, 2002 were $147,350 and current liabilities were $80,411 for a positive working capital ratio of 1.8 to 1. This compares to March 31, 2002 current assets of $146,232 and current liabilities of $85,796, (excluding related party loans) providing a working capital ratio of 1.7 to 1. We now employ twelve full and part time staff members and are open for business 24 hours per day. We are still experiencing strain on our cash flow as sales growth has caused the need for increase staffing, larger premises and higher inventory levels. Additional capital has been provided by way of short terms loans and salary deferment from our officers and former officers, but this is unlikely to continue. We expect to be listed for trading on the OTC Bulletin Board within the next 30 days at which time the sale of stock to raise new capital may be necessary.

As of June 30, 2002, we had $18,212 cash on hand and current receivables of $53,163, this compares to $7,682 cash on hand, and accounts receivable of US$5,098 on June 30, 2001. Accounts receivable are from merchant VISA sales are usually collected within 15 days and sales tax recoverable is generally received within 90 days. If current sales levels are sustained, we should have sufficient capital to maintain our operations in the short term, but we will still need to raise additional capital to stabilize the business and increase our sales. We are considering plans to raise funds, either by way of loans, sale of stock or a combination of both. Other than from operations, we have not identified any long-term sources of liquidity, or implemented any plan to raise additional capital. There is no assurance, even if we implemented such plans, that we will be able to sell stock or borrow any money in the future.

Results of Operations

Sales for the fourth quarter were $376,440 compared to third quarter sales of $375,305 and second quarter sales of $347,710. Total sales for the year ended June 30, 2002 were $1,181,144 compared to $7,122 last year. This was from the first six weeks of sales at start up. We plan to continue to expand our exposure to the market place, advertise to attract more traffic to its web-site and to seek out new profitable sources of revenue. We are experiencing a higher demand for new product while sales of used product appears to be steady. This shift in sales mix from mostly high margin used product to more lower margin new products has required an adjustment in our purchasing and marketing strategies, We continue to adapt to this as we gain more experience in this marketplace. At present, we are heavily dependent on sales generated through other web sites such as Amazon and Half.com. We are vulnerable to the extent that, should the policy of these organizations change in relationship to selling through sub-distributorships, we would experience a significant drop in sales. We are aware of this, and are working diligently towards diversification of our sources of revenue.

By June 30, 2002, the end of our first full year of operation, we incurred a net loss of $193,377. This compares to a loss of $23,152 in the previous year. As sales have begun to stabilize over the last six months, the rate of the incurring losses has slowed, and this is continuing into the first quarter of next year. We expect to break even or show a reasonable positive cash flow next year when projected sales for the second full year of operations are expected to meet or exceed US$2.0 million. But, in order to achieve this, we will have to raise more working capital to build our inventory, enhance our marketing efforts, increase traffic to our web-site and reduce our dependence on sub-distributor relationships We currently have sufficient staff and warehouse space to triple our volumes.

Inflation

Inflation has not been a factor effecting current operations, and is not expected to have any material effect on operations in the near future.

Foreign Operations

We rent office and warehouse space in Abbotsford, British Columbia, Canada which will serve as the corporate and administrative offices, as well as warehousing and shipping center. Our server and database are stored at a separate location.

Other Issues

Effective August 9, 2002, our SB-2 Registration Statement was declared effective by the Securities and Exchange Commission with respect to the " spin-off " of our shares of common stock from our parent corporation, First American Scientific Corp. Following the effective date of the spin-off, we are an independent fully reporting company and plan to be called for trading on the OTCBB. First American Scientific Corp. has no stock ownership or interest in the Company

ITEM 7.       FINANCIAL STATEMENTS.

TABLE OF CONTENTS

INDEPENDENT AUDITOR'S REPORT	F-1
FINANCIAL STATEMENTS Balance Sheets Statements of Operations Statement of Stockholders' Equity (Deficit) Statements of Cash Flows	F-2 F-3 F-4 F-5
NOTES TO FINANCIAL STATEMENTS	F-6

To the Board of Directors and Stockholders
VMH Videomoviehouse.com
Vancouver, British Columbia
CANADA

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of VMH Videomoviehouse.com, a British Columbia corporation, as of June 30, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VMH Videomoviehouse.com as of June 30, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company has sustained losses since inception and has negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accounts
 Spokane Washington
August 21, 2002

VMH VideoMovieHouse.com, Inc. Balance Sheets
	June 30, 2002	June 30, 2001
ASSETS
CURRENT ASSETS
Cash	$18,212	$7,682
Accounts receivable	23,493	5,098
Sales tax receivable	29,670	-
Inventory	75,975	41,178
TOTAL CURRENT ASSETS	147,350	53,958

PROPERTY AND EQUIPMENT
Property and equipment, net	33,695	677
TOTAL PROPERTY AND EQUIPMENT	33,695	677
OTHER ASSETS
Technology, net of amortization	166,667	250,000
Website, net of amortization	84,115	126,121
Deposits	10,105	10,000
TOTAL OTHER ASSETS	260,887	386,121
TOTAL ASSETS	$441,932	$440,756

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$80,411	$637
LONG TERM LIABILITIES
Accounts payable - related parties	99,516	6,737

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDER'S EQUITY
Common stock, no par, 200,000,000 shares authorized; 14,000,000 shares issued and outstanding	516,997	494,997
Accumulated deficit	(254,992)	(61,615)
TOTAL STOCKHOLDER'S EQUITY	262,005	433,382
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$441,932	$440,756

The accompanying notes are an integral part of these financial statements.

VMH VideoMovieHouse.com, Inc. Statements of Operations
	Year Ended June 30, 2002		Year Ended June 30, 2001
REVENUES	$1,181,144		$7,122
COST OF GOODS SOLD	610,291		2,900

GROSS PROFIT	570,853		4,222

EXPENSES
Consulting	-		5,280
Sales expense	283,984		-
General and administrative	109,792		14,645
Amortization and depreciation	129,939		-
Professional fees	26,400		-
Wages	214,115		7,449
TOTAL EXPENSES	764,230		27,374

LOSS FROM OPERATIONS	(193,377)		(23,152)

INCOME TAXES	-		-

NET LOSS	$(193,377)		$(23,152)

Basic and diluted net loss per common share	$(0.01)	$	nil

Weighted average number of basic and diluted
common stock shares outstanding	14,000,000		14,000,000

The accompanying notes are an integral part of these financial statements.

VMH VideoMovieHouse.com, Inc. Statement of Stockholder's Equity
	Common Stock		Accumulated Deficit	Total Stockholder's Equity
	Shares	Amount

Balance, July 1, 1999	14,000,000	$2,676	$(1,676)	$1,000

Purchased technology recorded as contributed capital	-	250,000	-	250,000

Payment of liabilities recorded as contributed capital	-	107,446	-	107,446

Net loss for year ended June 30, 2000	-	-	(36,787)	(36,787)

Balance, June 30, 2000	14,000,000	360,122	(38,463)	321,659

Payment of liabilities recorded as contributed capital	-	134,875	-	134,875

Net loss for year ended June 30, 2001	-	-	(23,152)	(23,152)

Balance, June 30, 2001	14,000,000	494,997	(61,615)	433,382

Payment of liabilities recorded as contributed capital	-	22,000	-	22,000

Net loss for the year ended June 30, 2002	-	-	(193,377)	(193,377)

Balance, June 30, 2002	14,000,000	$516,997	$(254,992)	$262,005

The accompanying notes are an integral part of these financial statements.

VMH VideoMovieHouse.com, Inc. Statements of Cash Flow
	Year Ended June 30, 2002	Year Ended June 30, 2001
CASH FLOWS PROVIDED (USED) IN
OPERATING ACTIVITIES
Net loss	$(193,377)	$(23,151)
Adjustments to reconcile net loss to net cash
used by operations:
Amortization and depreciation	129,939	-
(Increase) decrease in receivables	(48,066)	(5,098)
(Increase) in inventory	(34,797)	-
(Increase) in prepaids	(105)	-
Increase in accounts payable - related parties	92,779	6,737
Increase in accounts payable	79,774	637
Net cash provided (used) by operating activities	26,148	(20,875)

CASH FLOWS PROVIDED (USED)
IN INVESTING ACTIVITIES
Additions to website	(34)	-
Purchase of equipment	(37,584)	-
Net cash (used) by investing activities	(37,618)	-

CASH FLOWS PROVIDED (USED)
IN FINANCING ACTIVITIES
Cash provided by parent	22,000	28,557
Net cash provided by financing activities	22,000	28,557

NET INCREASE (DECREASE) IN CASH	10,530	7,682
CASH - Beginning of period	7,682	-

CASH - End of period	$18,212	$7,682
SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest	$-	$-
Income Taxes	$-	$-
NON CASH TRANSACTIONS
Inventory purchased with parent stock	$-	$41,178
Website development paid with parent stock	$-	$54,462

The accompanying notes are an integral part of these financial statements.

VMH Videomoviehouse.com, Inc.
Notes to the Financial Statements
June 30, 2002

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

VMH Videomoviehouse.com, Inc., (formerly Flamingos Beach Resort Inc.) was incorporated in the Province of British Columbia on March 7, 1989.

VMH Videomoviehouse.com, Inc. has developed an internet sales site designed to sell videos, CDs, DVDs and books, and as technology advancements permit, to become a virtual video rental store.

In September 1999, the Company entered into an agreement with First American Scientific Corp. a Nevada corporation whereby the Company's sole shareholder sold 100% of the common shares of VMH in return for cash consideration of $250,000. (See Note 5). VMH possesses domain names, a web page, and technology for the sale of videos, DVD's, and CD's through the internet.

The Company's year-end is June 30th.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of VMH Videomoviehouse.com, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $254,992 through June 30, 2002 and has negative working capital. Although the Company recorded $1,181,144 in revenue during the year ended June 30, 2002, it still increased its loss from operations by $193,377. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management plans to undertake a comprehensive review of its ongoing business to substantially increase sales through current channels and develop new sales opportunities.

Management has established plans designed to increase the sales of the Company's products by advertising its products in newspapers, radio and television commercials and via e-mail in the British Columbia area and has established inbound links that connect directly to its website from Yahoo Warehouse, Amazon.com and Half.com.

VMH Videomoviehouse.com, Inc.
Notes to the Financial Statements
June 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management intends to seek new capital from new equity securities offerings that will, if successful, provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. However, there is no assurance that the Company will raise the required capital. If the Company is unable to raise the required capital, then it will assess its future business viability.

Accounting Method

The Company uses the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Loss Per Share

In June 1999, the Company adopted Statement of Financial Accounting Standards Statement (SFAS) No. 128, Earnings Per Share. Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share as there are no common stock equivalents.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. At June 30, 2002 the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

VMH Videomoviehouse.com, Inc.
Notes to the Financial Statements
June 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying amounts for cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair value.

Concentration of Risk

The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account, which is not insured, is a business checking account in United States dollars.

Foreign Currency Translation

Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at the period-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. Exchange differences arising on translation are disclosed as a separate component of shareholders' equity. Realized gains and losses from foreign currency transactions are reflected in the results of operations.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At June 30, 2002, the Company had net deferred tax assets of approximately $63,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2002.

At June 30, 2002, the Company has net operating loss carryforwards of approximately $250,000 that begin to expire in the year 2020.

VMH Videomoviehouse.com, Inc.
Notes to the Financial Statements
June 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Compensated Absences

Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. The Company's policy is to recognize the costs of compensated absences when actually paid to employees, however, the Company has no employees and utilizes consultants only at this time.

Inventory

Inventories, consisting of products available for sale, are recorded using the specific-indentification method and valued at the lower of cost or market value. Inventory at June 30, 2002 and 2001 consists of videos for resale valued at $75,975 and $41,178, respectively.

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued statement SFAS No. 121 dealing with accounting for impairment of long-lived and intangible assets which has been replaced by SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which was issued in October 2001. In complying with these standards, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts.

The Company does not believe any adjustments are needed to the carrying value of its assets at June 30, 2002.

Web Site Development

Effective January 1, 2000 the Company adopted SOP 98-1 as amplified by EITF 00-2, "Accounting for Web Site Development costs." In accordance with this early adoption, the Company has capitalized $126,121 in web site development costs. Beginning July 1, 2001 these capitalized costs will be amortized over three years.

VMH Videomoviehouse.com, Inc.
Notes to the Financial Statements
June 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS 130 is effective for periods beginning after December 15, 1997. The Company adopted this accounting standard, and its adoption had no effect on the Company's financial statements and disclosures.

Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, as a result, FASB 64, which amended FASB 4, was rescinded as it was no longer necessary. FASB 145 amended FASB 13 to eliminate an inconsistency between the required accounting for sale-leaseback transaction and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management has determined that there will be no effect of adopting this Statement on the financial position or results of operations.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at June 30, 2002.

VMH Videomoviehouse.com, Inc.
Notes to the Financial Statements
June 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at June 30, 2002.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interest method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. On September 1, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 is expected to result in no change to net income or loss in fiscal 2002, because the Company does not have any intangible assets with indefinite lives at June 30, 2002.

NOTE 3 - PROPERTY AND EQUIPMENT

Equipment is stated at a cost of $38,261. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of equipment for purposes of computing depreciation is three to seven years. Depreciation expense for the year ending June 30, 2002 was $4,566.

The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

VMH Videomoviehouse.com, Inc.
Notes to the Financial Statements
June 30, 2002

NOTE 4 - INTANGIBLES

Technology and web site are stated at cost. Amortization is provided using the straight-line method over the estimated useful lives of the assets, which is three years. Amortization expense at June 30, 2002 was $83,333 for technology and $42,040 for the website.

The following is a summary of technology and website.

	June 30, 2002	June 30, 2001

Website	126,155	$126,121
Less amortization	(42,040)	-
	84,115	126,121
Technology assets	250,000	250,000
Less amortization	(83,333)	-
	166,667	250,000
	250,782	$376,121

NOTE 5 - COMMON STOCK

The Company has 200,000,000 no par shares of common stock authorized.

In September 1999, the Company's sole shareholder sold his one share of common stock to First American Scientific Corp. for $250,000 cash. See Note 1.

Upon acquisition by First American Scientific Corp. (FASC) the Company had one share of stock outstanding. Although FASC has continued to pay expenses through contributions of capital no additional shares have been issued. The Company expects to forward split its share to allow for its subsequent distribution to FASC shareholders. On September 20, 2001 the Company's Board of Directors approved a forward split of 13,243,500 to one. Per-share amount in the accompanying financial statements have been adjusted for the split. This was subsequently modified as of December 20, 2001 to be 14,000,000 to equal the shares necessary to distribute to FASC shareholders.

On June 11, 2001 the Board of Directors recommended and approved a motion that VMH Videomoviehouse.com, Inc. spin-off into its own separate fully reporting OTC Company. First American Scientific Corp. is taking steps to divest itself of VMH Videomoviehouse.com, Inc.

VMH Videomoviehouse.com, Inc.
Notes to the Financial Statements
June 30, 2002

NOTE 6 - REVENUE AND COST RECOGNITION

The Company recognizes revenue for product sales when the products are shipped and title passes to customers. All Internet sales are paid via credit card and are considered immediately collectible.

Cost of sales consists of the purchase price of products sold, inbound and outbound shipping charges and packaging supplies.

The Company has a sub distributor relationship with Amazon.com, Half.com and Yahoo Warehouse. When the Company acts as the sub distributor it records accounts receivable for funds to be transferred to VMH's bank account. The transfer of funds takes four to fourteen days.

NOTE 7- RELATED PARTIES

First American Scientific Corp, the Company's sole shareholder, paid liabilities for the Company which have been recorded as contributed capital.

Two of the Company's officers have loaned the Company at total of $92,685 at June 30, 2002.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company has a three-year lease agreement, which began on August 1, 2000, for office and warehouse space. The rent for this space is $850 per month. Rent expense for the year ended June 30, 2002 and 2001 was $10,195 and $7,700, respectively.

NOTE 9 - SUBSEQUENT EVENTS

In August 2002, the Company finalized its registration with the Securities and Exchange Commission to become a separate reporting entity. In September 2002, the Company issued stock in accordance with the spin-off agreement. See Note 5.

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The name, age and position held by our sole director and officer of the Company is as follows:

Name and Address	Age	Position(s)
Steven Gaspar 33677 Wildwood Drive Abbotsford, B.C. Canada V2S 1S2	50	President, Chief Executive Officer, Treasurer, Chief Financial Officer and sole member of the Board of Directors

Background of Officers and Directors

Since August 31, 2002, Mr. Gaspar has been the president, chief executive officer, treasurer, chief financial officer and sole member of the board of directors. From March 1996 until September 1997, Mr. Gaspar, was the owner/operator of two retail video stores in Abbotsford, British Columbia, Canada. In October 1997, he joined forces with Cal Kantonen, our former president, to form a chain of five stores, called Movies, Movies, located in the Vancouver area. Subsequently, in September 1999, Mr. Gaspar, became our general manager and played an instrumental role in our development and implementation.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Committees of the Board of Directors

We have established no committees.

Section 16(a)

We are not subject to Section 16(a)

ITEM 10.       EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by the Company to the Chief Executive Officer and the other highest paid executive officers (the Named Executive Officer) during the three most recent fiscal years.

SUMMARY COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/ SARs	LTIP Payouts	All Other Compensation
Steven Gaspar President	2002 2001 2000	48,000 - -	- - -	- - -	- - -	- - -	- - -	- - -
Calvin Kantonen President (resigned 8/02)	2002 2001 2000	- - -	- - -	- - -	- - -	- - -	- - -	- - -
Brian Nichols President (resigned 7/99)	1999	-	-	-	-	-	-	-

Cal Kantonen resigned as an officer and director in August 2002. Brian Nichols resigned as an officer and director in July 1999. David L. Gibson, a former officer and director resigned his positions in 1989.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Future Compensation of Our Officers

For the fiscal year ending June 30, 2003, we intend to pay Mr. Gaspar a salary of $48,000 per annum and issue him options to acquire 2,000,000 shares of common stock at an exercise price of $0.01 per share. The option will be granted pursuant to an option plan and we intend to register the option plan on Form S-8 of the Securities Act of 1933. As of the date hereof, the options have not been granted, the plan has not been prepared, and the plan has not been filed on Form S-8.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors since we were founded.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of Directors

We do not have any plans to pay our directors any money. The directors did not receive any other compensation for serving as members of the board of directors. There are no contractual arrangements with any member of the board of directors.

We do not expect to pay any salaries to our officers except Gaspar as noted herein until such time as we generate sufficient revenues to do so.

Indemnification

Pursuant to our Articles of Incorporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the province of British Columbia.

Regarding indemnification for liabilities arising under the Securities Act of 1933, as amended, which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of September 25, 2002, the beneficial shareholdings of persons or entities holding five percent or more of the Company's common stock, each director individually, each named executive officer and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

Name and Address Beneficial Owner [1]	Number of Shares	Percentage of Ownership
Steven Gaspar [1] 33677 Wildwood Drive Abbotsford, B.C. Canada V2S 1S2	175,000	1.22%
All Officers and Directors as a Group (1 Persons)	175,000	1.22%

[1] Mr. Gaspar replaced Mr. Kantonen as our sole officer and director upon August 31, 2002.

Future Sales by Existing Stockholders

The 14,221,750 shares of common stock issued in our spin-off are immediately resalable.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In 1989, when we were formed, two shares of common stock were issued to David L Gibson, the attorney who incorporated us. In September 1989, Mr. Gibson then transferred one share to Mr. Kantonen and one share to Mr. Nichols in consideration of $1.00 paid by Mr. Kantonen and $1.00 paid by Mr. Nichols. In April 1999, Mr. Nichols' share was redeemed by us in consideration of CDN$1,750, leaving one share owned by Mr. Kantonen.

Mr. Kantonen, our former president, sold the one share to First American Scientific Corp. in August 1999, in consideration of $250,000. At the time of the sale of the share to First American, Mr. Kantonen was not affiliated with First American Scientific Corp.

We approved a 13,243,500-for-1 stock split on September 20, 2001 and amended the stock split to 14,000,000-for-1 on December 20, 2001 and a further amended the stock split to 14,400,000-for-1 on March 30, 2002.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

No Form 8-Ks have been filed since inception.

Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-70836 on October 3, 2001. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1 3.2 3.3 3.4 3.5 3.6 3.7 3.8 3.9 4.1 10.1 10.2 99.1

Articles of Incorporation.
Amended Articles of Incorporation.
Amended Articles of Incorporation.
Special Resolution.
Board Resolution authorizing split on 9/20/01.
Board Resolution authorizing amended split on 12/20/01.
Board Resolution authorizing spin-off.
Memorandum of Articles authorizing 20,000,000 shares of common stock.
Board resolution authorizing amended split at 3/30/02.
Specimen Stock Certificate.
Agreement with Amazon.com.
Agreement with Half.com.
Form F-X.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of September, 2002.

VMH VIDEOMOVIEHOUSE.COM INC. (Registrant)
BY:	/s/ Steven Gaspar Steven Gaspar, President, Chief Executive Officer, Treasurer, Chief Financial Officer and member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ Steven Gaspar Steven Gaspar	President, Chief Executive Officer, Treasurer, Chief Financial Officer and a member of the Board of Directors	09/25/2002

CERTIFICATION

I, Steven Gaspar, President, Chief Executive Officer, Treasurer and Chief Financial Officer, certify that:

1. I have reviewed the Form 10-KSB of VMH Videomoviehouse.com Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition and results of operations for, the periods presented in the report; and,

4. This periodic report containing financial statements fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and that information contained in the periodic report fairly represents, in all material respects, the financial condition and results of operations of VMH Videomoviehouse.com Inc.

Date: September 25, 2002

/s/ Steven Gaspar
Steven Gaspar
President, Chief Executive Officer, Treasurer and Chief Financial Officer