Form 10KSB/A
period 2002-06-30
VMH VIDEOMOVIEHOUSE COM INC
filed 2002-09-27
CIK 1160164

FORM 10-KSB/A-1

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

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accounts
 Spokane Washington
August 21, 2002

VMH VideoMovieHouse.com, Inc. Balance Sheets
	June 30, 2002	June 30, 2001
ASSETS
CURRENT ASSETS
Cash	$18,212	$7,682
Accounts receivable	23,493	5,098
Sales tax receivable	29,670	-
Inventory	75,975	41,178
TOTAL CURRENT ASSETS	147,350	53,958

PROPERTY AND EQUIPMENT
Property and equipment, net	33,695	677
TOTAL PROPERTY AND EQUIPMENT	33,695	677
OTHER ASSETS
Technology, net of amortization	166,667	250,000
Website, net of amortization	84,115	126,121
Deposits	10,105	10,000
TOTAL OTHER ASSETS	260,887	386,121
TOTAL ASSETS	$441,932	$440,756

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$80,411	$637
LONG TERM LIABILITIES
Accounts payable - related parties	99,516	6,737

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDER'S EQUITY
Common stock, no par, 200,000,000 shares authorized; 14,400,000 shares issued and outstanding	516,997	494,997
Accumulated deficit	(254,992)	(61,615)
TOTAL STOCKHOLDER'S EQUITY	262,005	433,382
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$441,932	$440,756

The accompanying notes are an integral part of these financial statements.

VMH VideoMovieHouse.com, Inc. Statements of Operations
	Year Ended June 30, 2002		Year Ended June 30, 2001
REVENUES	$1,181,144		$7,122
COST OF GOODS SOLD	610,291		2,900

GROSS PROFIT	570,853		4,222

EXPENSES
Consulting	-		5,280
Sales expense	283,984		-
General and administrative	109,792		14,645
Amortization and depreciation	129,939		-
Professional fees	26,400		-
Wages	214,115		7,449
TOTAL EXPENSES	764,230		27,374

LOSS FROM OPERATIONS	(193,377)		(23,152)

INCOME TAXES	-		-

NET LOSS	$(193,377)		$(23,152)

Basic and diluted net loss per common share	$(0.01)	$	nil

Weighted average number of basic and diluted
common stock shares outstanding	14,400,000		14,400,000

The accompanying notes are an integral part of these financial statements.

VMH VideoMovieHouse.com, Inc. Statement of Stockholder's Equity
	Common Stock		Accumulated Deficit	Total Stockholder's Equity
	Shares	Amount

Balance, July 1, 1999	14,400,000	$2,676	$(1,676)	$1,000

Purchased technology recorded as contributed capital	-	250,000	-	250,000

Payment of liabilities recorded as contributed capital	-	107,446	-	107,446

Net loss for year ended June 30, 2000	-	-	(36,787)	(36,787)

Balance, June 30, 2000	14,400,000	360,122	(38,463)	321,659

Payment of liabilities recorded as contributed capital	-	134,875	-	134,875

Net loss for year ended June 30, 2001	-	-	(23,152)	(23,152)

Balance, June 30, 2001	14,400,000	494,997	(61,615)	433,382

Payment of liabilities recorded as contributed capital	-	22,000	-	22,000

Net loss for the year ended June 30, 2002	-	-	(193,377)	(193,377)

Balance, June 30, 2002	14,400,000	$516,997	$(254,992)	$262,005

The accompanying notes are an integral part of these financial statements.

VMH VideoMovieHouse.com, Inc. Statements of Cash Flow
	Year Ended June 30, 2002	Year Ended June 30, 2001
CASH FLOWS PROVIDED (USED) IN
OPERATING ACTIVITIES
Net loss	$(193,377)	$(23,151)
Adjustments to reconcile net loss to net cash
used by operations:
Amortization and depreciation	129,939	-
(Increase) decrease in receivables	(48,066)	(5,098)
(Increase) in inventory	(34,797)	-
(Increase) in prepaids	(105)	-
Increase in accounts payable - related parties	92,779	6,737
Increase in accounts payable	79,774	637
Net cash provided (used) by operating activities	26,148	(20,875)

CASH FLOWS PROVIDED (USED)
IN INVESTING ACTIVITIES
Additions to website	(34)	-
Purchase of equipment	(37,584)	-
Net cash (used) by investing activities	(37,618)	-

CASH FLOWS PROVIDED (USED)
IN FINANCING ACTIVITIES
Cash provided by parent	22,000	28,557
Net cash provided by financing activities	22,000	28,557

NET INCREASE (DECREASE) IN CASH	10,530	7,682
CASH - Beginning of period	7,682	-

CASH - End of period	$18,212	$7,682
SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest	$-	$-
Income Taxes	$-	$-
NON CASH TRANSACTIONS
Inventory purchased with parent stock	$-	$41,178
Website development paid with parent stock	$-	$54,462

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

Upon acquisition by First American Scientific Corp. (FASC) the Company had one share of stock outstanding. Although FASC has continued to pay expenses through contributions of capital no additional shares have been issued. The Company expects to forward split its share to allow for its subsequent distribution to FASC shareholders. On September 20, 2001 the Company's Board of Directors approved a forward split of 13,243,500 to one. Per-share amount in the accompanying financial statements have been adjusted for the split. This was subsequently modified as of December 20, 2001 to be 14,400,000 to equal the shares necessary to distribute to FASC shareholders.

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

NOTE 9 - SUBSEQUENT EVENTS

In August 2002, the Company finalized its registration with the Securities and Exchange Commission to become a separate reporting entity. In September 2002, the Company issued 14,221,750 shares of common stock in accordance with the spin-off agreement. See Note 5.

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
Specimen Stock Certificate.
Agreement with Amazon.com.
Agreement with Half.com.
Form F-X.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of September, 2002.

VMH VIDEOMOVIEHOUSE.COM INC. (Registrant)
BY:	/s/ Steven Gaspar Steven Gaspar, President, Chief Executive Officer, Treasurer, Chief Financial Officer and member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ Steven Gaspar Steven Gaspar	President, Chief Executive Officer, Treasurer, Chief Financial Officer and a member of the Board of Directors	09/27/2002

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

Date: September 27, 2002

/s/ Steven Gaspar
Steven Gaspar
President, Chief Executive Officer, Treasurer and Chief Financial Officer