Form 10QSB
period 2002-09-30
VMH VIDEOMOVIEHOUSE COM INC
filed 2002-11-14
CIK 1160164

=========================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2002
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 333-70836

VMH VIDEOMOVIEHOUSE.COM INC.
(Exact name of registrant as specified in its charter)

BRITISH COLUMBIA	N/A
(State of other jurisdiction	(IRS Employer Identification
of incorporation or organization)	Number)

#14 - 34368 Manufacturer's Way
Abbotsford, British Columbia V2S 7M1
CANADA
(Address of principal executive offices)

(604) 852-1806
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2002: 14,221,750

=========================================================================

PART I.

ITEM 1. - Financial Statements

To the Board of Directors and Stockholders
VMH VideoMovieHouse.com Inc.
Vancouver, British Columbia
CANADA

ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of VMH VideoMovieHouse.com Inc., as of September 30, 2002 and the related statements of operations, stockholders' equity, and cash flows for the three months then ended. All information included in these financial statements is the representation of the management of VMH VideoMovieHouse.com Inc.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company has sustained losses since inception and has minimal cash. These factors raise substantial doubt about the Company's ability to continue as a going concern. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements for the year ended June 30, 2002 were audited by us and we expressed an unqualified opinion on it in our report dated August 21, 2002. We have not performed any auditing procedures since that date.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
November 7, 2002

VMH VideoMovieHouse.com Inc.

Balance Sheets
	September 30, 2002 (unaudited)	June 30, 2002
ASSETS
CURRENT ASSETS
Cash	$2,102	$18,212
Accounts receivable	34,769	23,493
Sales tax receivable	40,277	29,670
Inventory	60,546	75,975
TOTAL CURRENT ASSETS	137,694	147,350
PROPERTY AND EQUIPMENT
Property and equipment, net	32,774	33,695
TOTAL PROPERTY AND EQUIPMENT	32,774	33,695
OTHER ASSETS
Technology, net of amortization	145,833	166,667
Website, net of amortization	73,602	84,115
Deposits	10,105	10,105
TOTAL OTHER ASSETS	229,540	260,887
TOTAL ASSETS	$400,008	$441,932
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$137,573	$80,411
LONG-TERM LIABILITIES
Accounts payable - related parties	109,905	99,516
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Common stock, no par, 200,000,000 shares authorized; 14,221,750 shares issued and outstanding	523,827	516,997
Accumulated deficit	(371,297)	(254,992)
TOTAL STOCKHOLDERS' EQUITY	152,530	262,005
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$400,008	$441,932

See accountant's review report.

VMH VideoMovieHouse.com Inc. Statement of Operations
	Three Months Ended September 30,
	2002 (unaudited)	2001 (unaudited)

REVENUES	$442,439		$81,689
COST OF GOODS SOLD	346,991		35,404

GROSS PROFIT	95,448		46,285

E X P E N S E S
Consulting	-		-
Sales expense	65,145		-
General and administrative	20,985		29,017
Website and server	10,288		2,685
Amortization and depreciation	33,010		-
Professional fees	23,786		17,000
Rent and lease	3,773		3,210
Wages	54,766		30,666
TOTAL EXPENSES	211,753		82,578

LOSS FROM OPERATIONS	(116,305)		(36,293)

INCOME TAXES	-		-

NET LOSS	$(116,305)		$(36,293)

Basic and diluted net loss per common share	$(0.01)	$	Nil

Weighted average number of basic and diluted common stock shares outstanding	14,221,750		14,221,750

See accountant's review report.

VMH VideoMovieHouse.com Inc. Statement of Stockholders' Equity
	Common Stock		Accumulated Deficit	Total Stockholder's Equity
	Shares	Amount

Balance, July 1, 1999	14,221,750	$2,676	$(1,676)	$1,000
Purchased technology recorded as contributed capital	-	250,000	-	250,000
Payment of liabilities recorded as contributed capital	-	107,446	-	107,446
Net loss for year ended June 30, 2000	-	-	(36,787)	(36,787)
Balance, June 30, 2000	14,221,750	360,122	(38,463)	321,659
Payment of liabilities recorded as contributed capital	-	134,875	-	134,875
Net loss for year ended June 30, 2001	-	-	(23,152)	(23,152)
Balance, June 30, 2001	14,221,750	494,997	(61,615)	433,382
Payment of liabilities recorded as contributed capital	-	22,000	-	22,000
Net loss for the year ended June 30, 2002	-	-	(193,377)	(193,377)
Balance, June 30, 2002	14,221,750	516,997	(254,992)	262,005
Payment of liabilities recorded as contributed capital	-	6,830	-	6,830
Net loss for the three months ended September 30, 2002 (unaudited)	-	-	(116,305)	(116,305)
Balance, September 30, 2002 (unaudited)	14,221,750	$523,827	$(371,297)	$152,530

See accountant's review report.

VMH VideoMovieHouse.com Inc. Statements of Cash Flow
	Three Months Ended September 30,
	2002 (unaudited)	2001 (unaudited)
CASH FLOWS FROM
OPERATING ACTIVITIES
Net loss	$(116,305)	$(36,293)
Adjustments to reconcile net loss to net cash
used by operations:
Amortization and depreciation	33,010	-
(Increase) decrease in receivables	(21,883)	(8,114)
Decrease (increase) in inventory	15,429	(6,305)
Increase in accounts payable - related parties	10,389	21,884
Increase in accounts payable	57,162	25,710
Net cash (used) by operating activities	(22,198)	(3,118)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(742)	-
Net cash (used) by investing activities	(742)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash provided by parent	6,830	-
Net cash provided by financing activities	6,830	-

NET DECREASE IN CASH	(16,110)	(3,118)

CASH - Beginning of period	18,212	7,682

CASH - End of period	$2,102	$4,564
SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest expense paid	$-	$-
Income taxes paid	$-	$-

See accountant's review report.

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
September 30, 2002

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

VMH VideoMovieHouse.com Inc., (formerly Flamingos Beach Resort Inc.) was incorporated in the Province of British Columbia on March 7, 1989.

VMH VideoMovieHouse.com Inc. (hereinafter "VMH" or "the Company") has developed an internet sales site designed to sell videos, CDs, DVDs and books and, as technology advancements permit, to become a virtual video rental store.

In September 1999, the Company entered into an agreement with First American Scientific Corp. a Nevada corporation, whereby the Company's sole shareholder sold 100% of the common shares of VMH in return for cash consideration of $250,000. (See Note 5.) VMH possesses domain names, a web page, and technology for the sale of videos, DVD's, and CD's through the internet.

The Company's year-end is June 30th.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of VMH is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $371,297 through September 30, 2002. Although revenues for the three months ended September 30, 2002 were $442,439, the Company still sustained a loss from operations of $116,305. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
September 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern (continued)
The Company's financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. At September 30, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
September 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents
For purposes of its statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

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

At September 30, 2002, the Company had net deferred tax assets of approximately $92,750, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2002.

At September 30, 2002, the Company has net operating loss carryforwards of approximately $371,000 that begin to expire in the year 2020.

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
September 30, 2002

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

Inventory
Inventories, consisting of products available for sale, are recorded using the specific-identification method and valued at the lower of cost or market value. Inventory at September, 30, 2002 and June 30, 2002 consists of videos for resale costing $60,546 and $75,975, respectively.

Impaired Asset Policy
In March 1995, the Financial Accounting Standards Board issued statement SFAS No. 121 dealing with accounting for impairment of long-lived and intangible assets which has been replaced by SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which was issued in October 2001. In complying with these standards, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts.

The Company does not believe any adjustments are needed to the carrying value of its assets at September 30, 2002.

Web Site Development
Effective January 1, 2000, the Company adopted SOP 98-1 as amplified by EITF 00-2, "Accounting for Web Site Development Costs." In accordance with this early adoption, the Company has capitalized $126,121 in web site development costs. These capitalized costs are being amortized over three years.

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
September 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Income
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS No. 130 is effective for periods beginning after December 15, 1997. The Company adopted this accounting standard, and its adoption had no effect on the Company's financial statements and disclosures.

Accounting Pronouncements
In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146," Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002, effective December 31, 2002 with early adoption encouraged. The impact on the Company's financial position or results of operations from adopting SFAS No. 146 has not been determined.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, FASB 64, which amended FASB 4, was rescinded as it was no longer necessary. SFAS No. 145 amended FASB 13 to eliminate an inconsistency between the required accounting for sale-leaseback transaction and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management has determined that there will be no effect of adopting this Statement on the financial position or results of operations.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
September 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)
continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at June 30, 2002.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Equipment is recorded at a cost of $38,261 before accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of equipment for purposes of computing depreciation is three to seven years. Depreciation expense for the three months ending September 30, 2002 was $1,663.

The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
September 30, 2002

NOTE 3 - PROPERTY AND EQUIPMENT (continued)

retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4 - INTANGIBLES

Technology and website are recorded at cost before accumulated amortization. Amortization is provided using the straight-line method over the estimated useful lives of the assets, which is three years. Amortization expense for the three months ended September 30, 2002 was $20,834 for technology and $10,513 for the website.

The following is a summary of technology and website.

	June 30, 2002	September 30, 2002
Website	$126,155	$126,155
Less amortization	(42,040)	(52,553)
	84,115	73,602
Technology assets	250,000	250,000
Less amortization	(83,333)	(104,167)
	166,667	145,883
	$250,782	219,435

NOTE 5 - COMMON STOCK

The Company has 200,000,000 no par shares of common stock authorized.

In September 1999, the Company's sole shareholder sold his one share of common stock to First American Scientific Corp. for $250,000 cash. See Note 1.

Upon acquisition by First American Scientific Corp. ("FASC"), the Company had one share of stock outstanding. Although FASC has continued to pay expenses through contributions of capital no additional shares have been issued. On September 20, 2001, the Company's board of directors approved a forward split of 13,243,500 to one. Per-share amounts in the accompanying financial statements have been adjusted for the split. This was subsequently modified as of December 20, 2001 to be 14,400,000 to equal the shares necessary to distribute to FASC shareholders.

On June 11, 2001, the Company's board of directors recommended and approved a motion that VMH VideoMovieHouse.com Inc. spinoff into its own separate fully reporting OTC Company.

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
September 30, 2002

NOTE 6 - REVENUE AND COST RECOGNITION

The Company recognizes revenue for product sales when the products are shipped and title passes to customers. All Internet sales are paid via credit card and are considered immediately collectible.

Cost of sales consists of the purchase price of products sold, inbound and outbound shipping charges and packaging supplies.

The Company has a subdistributor relationship with Amazon.com, Half.com and Yahoo Warehouse. When the Company acts as the subdistributor, it records accounts receivable for funds to be transferred to VMH's bank account. The transfer of funds usually takes four to fourteen days.

NOTE 7- RELATED PARTY TRANSACTIONS

First American Scientific Corp, the Company's previous sole shareholder, paid liabilities for the Company which have been recorded as contributed capital.

Two of the Company's officers have loaned the Company a total of $59,905 at September 30, 2002. These funds are unsecured, noninterest bearing, and have no specified maturity date.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company has a three-year lease agreement, which began on August 1, 2000, for office and warehouse space. The rent for this space is $850 per month. Rent expense for the three months ended September 30, 2002 and 2001 was $3,773 and $3,210, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We are start up company and are now generating revenue from sales of new and used videocassette tapes over the internet. The web site has been in full operation for approximately sixteen months. Sales for the first full year of business were approximately USD $ 1.2 million and are continuing to grow. However, we lack a long term operating history and are still incurring operating losses. If these operating losses continue over an extended period of time, we may not have sufficient capital to meet our ongoing expenses, and may have to cease operations. We are continually developing a market strategy to increase sales, improving our operating procedures and efficiencies, and monitoring our expenses to improve our cashflow.

Our auditors have issued a going concern opinion. This means that they are uncertain as to us being able to continue as an on-going business for the next twelve months. This is because our expenses still exceed revenues. Accordingly, we must raise cash from sources other than revenue in order to meet our ongoing financial obligations. We are aware of this, and are considering all our options.

Liquidity and Capital Resources

We have a balance sheet with positive working capital, Current assets as of June 30, 2002 were $137, 694 and current liabilities were $137,573 for a working capital ratio of 1 to 1. This is down from June 30, 2002 current assets of $147,350 and current liabilities of $80,411, for a working capital ratio of 1.8 to 1. We now employ 12 full and part time staff members and are open for business 24 hours per day. We are still experiencing strain on our cash flow as sales growth has caused the need for increase staffing, larger premises and higher inventory levels. Additional capital has been provided by way of short terms and salary deferment from company officers and former officers, but this is unlikely to continue. The Company expects to be listed for trading on the OTC Bulletin Board within the next 60 days at which time the sale of stock to raise new capital may be necessary.

As of September 30, 2002 we had $2,102 cash on hand and current receivables of $75,046, this compares to $18,212 cash on hand, and accounts receivable of $53,163 USD on June 30, 2002. Accounts receivable are from merchant VISA sales are usually collected within 15 days and sales tax recoverable is generally received within 90 days. If current sales levels are sustained, we should have sufficient capital to maintain our operations in the short term, but we will still need to raise additional capital to stabilize the business and increase our sales. We are considering plans to raise funds, either by way of loans, sale of stock or a combination of both. As of the date hereof, we have not identified any long-term sources of liquidity, or implemented any plan to raise additional capital. There is no assurance, even if we implemented such plans, that we will be able to sell stock or borrow any money in the future.

Results of Operations

Sales for this quarter increased to $442,439 compared to fourth quarter sales last year of $376,440, third quarter sales of $375,305 and second quarter sales of $347,710. While sales have increased steadily, a change in our product sales mix was required to fuel the growth. . We are now experiencing a higher demand for new product while sales of used product appears to be waning. This shift in sales from high margin used product to more lower margin new products has required an adjustment in our purchasing and marketing strategies and we continue to adapt as we gain more experience in this marketplace. The company plans to continue to expand its exposure to the market place and to develop new profitable sources of revenue sales as they present themselves.

Net losses for the quarter were$116,305 compared to losses for the year ending June 30, 2002, $193,377 and $23,152 in losses for the previous year. These losses are likely to continue until the Company can stabilize its sales and its margins. We hope to break even or show a reasonable positive cash flow sometime next 12 months In order to achieve this, we will have to raise more working capital to build our inventory and enhance our marketing efforts. We have sufficient staff and warehouse space to triple our volumes.

Inflation

Inflation has not been a factor effecting current operations, and is not expected to have any material effect on operations in the near future.

Foreign Operations

The Company rents office and warehouse space in Abbotsford, British Columbia, Canada which will serve as the corporate and administrative offices, as well as warehousing and shipping center. Company server and database are stored at a separate location.

Other Issues

Effective August 9, 2002, the Company's SB-2 Registration Statement was accepted by the Securities and Exchange Commission with respect to the "spin-off" of its common shares from its parent company, First American Scientific Corp. Following the effective date of the spin-off, VMH VideoMovieHouse.com Inc is an independent fully reporting company and is planning to be listed called for trading on the OTCBB. Final distribution of VMH shares was completed on September 11, 2002, after which FASC had no stock ownership or further interest in the Company

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of November, 2002.

VMH VIDEOMOVIEHOUSE.COM INC. (Registrant)
BY:	/s/ Steven Gaspar
Steven Gaspar, President, Chief Executive Officer, Treasurer, Chief Financial Officer and member of the Board of Directors

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of VMH VIDEOMOVIEHOUSE.COM INC. (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Steven Gaspar, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 13th day of November, 2002.

/s/ Steven Gaspar
Steven Gaspar, President, Chief Executive Officer, Treasurer, Chief Financial Officer, and a member of the Board of Directors

CERTIFICATION

I, Steven Gaspar, certify that:

1. I have reviewed this interim report on Form 10-QSB of VMH VIDEOMOVIEHOUSE.COM INC.

2. Based on my knowledge, this interim report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this interim report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this interim report.

Dated this 13th day of November, 2002.

/s/ Steven Gaspar
Steven Gaspar, President, Chief Executive Officer, Treasurer, Chief Financial Officer and a member of the Board of Directors