Form 10QSB
period 2002-12-31
VMH VIDEOMOVIEHOUSE COM INC
filed 2003-02-18
CIK 1160164

==================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10QSB
[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED December 30, 2002
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 333-70836

VMH VIDEOMOVIEHOUSE.COM INC.
(Exact name of registrant as specified in its charter)

BRITISH COLUMBIA	N/A
(State of other jurisdiction	(IRS Employer Identification
of incorporation or organization)	Number)

#14 - 34368 Manufacturer's Way
Abbotsford, British Columbia
Canada V2S 7M1
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
Yes [ x ] No [     ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2002: 14,221,750

==================================================================================

PART I.

ITEM 1. - FINANCIAL STATEMENTS

To the Board of Directors and Stockholders
VMH VideoMovieHouse.com Inc.
Vancouver, British Columbia
CANADA

ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of VMH VideoMovieHouse.com Inc., as of December 31, 2002 and the related statements of operations, stockholders' equity, and cash flows for the six months ended December 31, 2002 and December 31, 2001. All information included in these financial statements is the representation of the management of VMH VideoMovieHouse.com Inc.

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

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
February 13, 2003

VMH VideoMovieHouse.com Inc. Balance Sheets
	December 31,
	2002 (unaudited)	June 30, 2002
ASSETS
CURRENT ASSETS
Cash	$1,711	$18,212
Accounts receivable	44,418	23,493
Sales tax receivable	33,573	29,670
Inventory	164,665	75,975
TOTAL CURRENT ASSETS	244,367	147,350
PROPERTY AND EQUIPMENT
Property and equipment, net	31,203	33,695
TOTAL PROPERTY AND EQUIPMENT	31,203	33,695
OTHER ASSETS
Webstie and technology, net of amortization	188,089	250,782
Deposits	16,444	10,105
TOTAL OTHER ASSETS	204,533	260,887
TOTAL ASSETS	$480,103	$441,932
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$243,282	$86,373
Accounts payable, related parties	22,507	55,554
	265,789	141,927
LONG-TERM LIABILITIES
Notes payable	96,000	38,000
TOTAL LONG TERM LIABILITIES	96,000	38,000
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Common stock, no par, 200,000,000 shares authorized;
14,221,750 shares issued and outstanding	523,827	516,997
Accumulated deficit	(405,513)	(254,992)
TOTAL STOCKHOLDERS' EQUITY	118,314	262,005

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$480,103	$441,932

See accountant's review report.

VMH VideoMovieHouse.com Inc. Statements of Operations

		Three Months Ended			Six Months Ended
		December 31,			December 31,
		2002		2001	2002	2001
		(unaudited)		(unaudited)	(unaudited)	(unaudited)

REVENUES		$645,477		$347,710	$1,087,916	$429,399
COST OF GOODS SOLD		453,941		201,741	800,932	237,145
GROSS PROFIT		191,536		145,969	286,984	192,254
EXPENSES
Consulting		16,000		-	16,000	-
Sales expense		95,830		71,479	160,975	71,479
General and administrative		18,131		11,448	39,116	57,705
Website and server		9,845		367	20,133	3,052
Amortization and depreciation		32,920		31,334	65,930	62,668
Professional fees		3,694		17,789	27,480	17,789
Rent and lease		3,791		2,290	7,564	5,500
Wages		45,541		58,087	100,307	88,753
TOTAL EXPENSES		225,752		192,794	437,505	306,946
LOSS FROM OPERATIONS		(34,216)		(46,825)	(150,521)	(114,692)
INCOME TAXES		-		-	-	-
NET LOSS		$(34,216)		$(46,825)	$(150,521)	$(114,692)
Basic and diluted net loss per
common share	$	nil	$	nil	$(0.01)	$(0.01)
Weighted average number of basic and
diluted common stock shares outstanding		14,221,750		14,221,750	14,221,750	14,221,750

See accountant's review report.

VMH VideoMovieHouse.com Inc. Statement of Stockholders' Equity

				Total
	Common Stock		Accumulated	Stockholder's
	Shares	Amount	Deficit	Equity

Balance, July 1, 1999	14,221,750	$2,676	$(1,676)	$1,000

Purchased technology recorded as
contributed capital	-	250,000	-	250,000

Payment of liabilities recorded as contributed
capital	-	107,446	-	107,446

Net loss for year ended June 30, 2000	-	-	(36,787)	(36,787)

Balance, June 30, 2000	14,221,750	360,122	(38,463)	321,659

Payment of liabilities recorded as contributed
capital	-	134,875	-	134,875

Net loss for year ended June 30, 2001	-	-	(23,152)	(23,152)

Balance, June 30, 2001	14,221,750	494,997	(61,615)	433,382

Payment of liabilities recorded as contributed
capital	-	22,000	-	22,000
Net loss for the year ended June 30, 2002	-	-	(193,377)	(193,377)
Balance, June 30, 2002	14,221,750	516,997	(254,992)	262,005

Payment of liabilities recorded as contributed
capital	-	6,830	-	6,830

Net loss for the six months ended
December 31, 2002 (unaudited)	-	-	(150,521)	(150,521)

Balance, December 31, 2002 (unaudited)	14,221,750	$523,827	$(405,513)	$118,314

See accountant's review report.

VMH VideoMovieHouse.com Inc. Statements of Cash Flow

	Six Months Ended
	December 31,
	2002	2001
	(unaudited)	(unaudited)
CASH FLOWS FROM
OPERATING ACTIVITIES
Net loss	$(150,521)	$(114,692)
Adjustments to reconcile net loss to net cash
used by operations:
Amortization and depreciation	65,930	62,668
Note issued for expenses	8,000	38,000
(Increase) decrease in receivables	(24,828)	(44,813)
Decrease (increase) in inventory	(88,690)	(16,543)
Increase in deposits	(6,339)	(2,238)
Increase (decrease) in accounts payable - related parties	(33,047)	29,222
Increase in accounts payable	156,909	58,594
Net cash (used) by operating activities	(72,586)	10,198
CASH FLOWS FROM
INVESTING ACTIVITIES
Purchase of equipment	(745)	(21,760)
Net cash (used) by investing activities	(745)	(21,760)
CASH FLOWS FROM
FINANCING ACTIVITIES
Proceeds from borrowing	50,000	-
Capital contributed by shareholder	6,830	22,000
Net cash provided by financing activities	56,830	22,000
NET DECREASE IN CASH	(16,501)	10,438
CASH - Beginning of period	18,212	7,682
CASH - End of period	$1,711	$18,120
SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest expense paid	$-	$-
Income taxes paid	$-	$-
NON CASH TRANSACTIONS
Inventory purchased with parent stock	$-	$-
Website development paid with parent stock	$-	$-

See accountant's review report.

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
December 31, 2002

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

In September 2002, the Company completed a spin-off whereby it became a separate reporting entity. See Note 5.

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $405,513 through December 31, 2002. Although revenues for the six months ended December 31, 2002 were $1,087,916, the Company still sustained a loss from operations of $150,521. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management plans to undertake a comprehensive review of its ongoing business to substantially increase sales through current channels and develop new sales opportunities.

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
December 31, 2002

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

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
December 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments (continued)
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

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. At December 31, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Cash and Cash Equivalents
For purposes of its statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments
The carrying amounts for cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair value.

Concentration of Risk
The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash accounts are business checking accounts in Canadian and United States dollars. The United States dollar account is not insured.

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

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
December 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Provision for Taxes (continued)
At December 31, 2002, the Company had net deferred tax assets of approximately $97,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2002.

At December 31, 2002, the Company has net operating loss carryforwards of approximately $405,000 that begin to expire in the year 2020.

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

Inventory
Inventories, consisting of products available for sale, are recorded using the specific-identification method and valued at the lower of cost or market value. Inventory at December 31, 2002 and June 30, 2002 consists of videos for resale costing $164,665 and $75,975, respectively.

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

The Company does not believe any adjustments are needed to the carrying value of its assets at December 31, 2002.

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
December 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Accounting Pronouncements
In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146," Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002 and is effective for activities after December 31, 2002. There has been no impact on the Company's financial position or results of operations from adopting SFAS No. 146

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, FASB 64, which amended FASB 4, was rescinded as it was no longer necessary. SFAS No. 145 amended FASB 13 to eliminate an inconsistency between the required accounting for sale-leaseback transaction and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management has determined that there will be no effect of adopting this Statement on the financial position or results of operations.

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
December 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at December 31, 2002.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at December 31, 2002.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interest method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. On September 1, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 is expected to result in no change to net income or loss in fiscal 2002, because the Company does not have any intangible assets with indefinite lives at December 31, 2002.

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
December 31, 2002

NOTE 3 - PROPERTY AND EQUIPMENT

Equipment is recorded at a cost of $39,004 before accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of equipment for purposes of computing depreciation is three to seven years. Depreciation expense for the six months ending December 31, 2002 was $3,237

The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4 - INTANGIBLES

Technology and website are recorded at cost before accumulated amortization. Amortization is provided using the straight-line method over the estimated useful lives of the assets, which is three years. Amortization expense for the six months ended December 31, 2002 was $41,666 for technology and $21,027 for the website.

The following is a summary of technology and website.

	December 31, 2002	June 30, 2002
Website	$ 126,155	$ 126,155
Less amortization	(63,067)	(42,040)
	63,088	84,115
Technology assets	250,000	250,000
Less amortization	(124,999)	(83,333)
	125,001	166,667
Total website and technology, net of amortization	$ 188,089	$ 250,782

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
December 31, 2002

NOTE 5 - COMMON STOCK

The Company has 200,000,000 no par shares of common stock authorized.

In September 1999, the Company's sole shareholder sold his one share of common stock to First American Scientific Corp. for $250,000 cash. See Note 1.

Upon acquisition by First American Scientific Corp. ("FASC"), the Company had one share of stock outstanding. Although FASC has continued to pay expenses through contributions of capital no additional shares have been issued. On September 20, 2001, the Company's board of directors approved a forward split of 13,243,500 to one. Per-share amounts in the accompanying financial statements have been adjusted for the split. This was subsequently modified as of December 20, 2001 to be 14,221,750 to equal the shares necessary to distribute to FASC shareholders.

On June 11, 2001, the Company's board of directors recommended and approved a motion that VMH VideoMovieHouse.com Inc. spin-off into its own separate fully reporting OTC publicly traded company. In August 2002, the Company finalized its registration with the Securities and Exchange Commission to become a separate reporting entity. In September 2002, the Company issued 14,221,750 shares of common stock in accordance with the spin-off agreement.

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

NOTE 7- RELATED PARTY TRANSACTIONS

First American Scientific Corp, the Company's previous sole shareholder, paid liabilities for the Company which has been recorded as contributed capital.

One of the Company's officers has paid expenses on behalf of the Company in the amount of $22,507 at December 31, 2002.

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
December 31, 2002

NOTE 8 - NOTES PAYABLE

The Company issued an unsecured note with a 6% interest rate and no stated date of maturity for $50,000. This note can also be converted to common stock. The Company has converted accrued wages due to a former officer to a convertible note with the stated data of maturity in the amount of $46,000. The conversion rate of these notes is to be determined based upon the fair market value of the Company's stock at the date conversion is elected.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company has a three-year lease agreement, which began on August 1, 2000, for office and warehouse space. The rent for this space is $850 per month. Rent expense for the six months ended December 31, 2002 and 2001 was $7,564 and $5,500, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We are a public company operating from Abbotsford, BC, Canada. We sell new and used videocassette tapes, DVD s and CD s, and some books over the internet. Our web site has been in operation for approximately one and one half years. Sales for the first full year of business were approximately USD $ 1.2 million, and were $ 1,097,156 for the 6 months ending December 31, 2002. Revenue has nearly doubled this fiscal year. However, while revenue is increasing and losses are diminishing, we are still incurring operating losses. If these operating losses continue over an extended period of time, we may not have sufficient capital to meet our ongoing expenses. We are continually developing a market strategy to increase sales, improving our operating procedures and efficiencies, and monitoring our expenses to improve our cash flow.

Our auditors have issued a going concern opinion. This means that they are uncertain if we will be able to continue as a going concern for the next twelve months. This is because our expenses still exceed revenues. Accordingly, we must raise cash from sources other than revenue in order to meet our ongoing financial obligations. We are aware of this, and are considering all our options, including but not limited to seeking a listing for our shares on the OTC.BB NASD over the counter market.

LIQUIDITY AND CAPITAL RESOURCES

Current assets as at December 31, 2002 were $ 244,367 and current liabilities were $ 265,789. This is compared to current assets of $147,350 and current liabilities of $ 141,927 as at June 30, 2002. We are still short of adequate working capital and have been relying on short-term loans from related parties and the deferment of salary by management, however, this is unlikely to continue. We have no bank credit lines established at this time. We believe the strain on our cash flow stems from our rapid sales growth, and the resultant need for increase staffing, larger premises and higher inventory levels. We are currently seeking a listing on the OTC Bulletin Board. If this is successful, the sale of stock to raise new capital and settle debts will likely be necessary. We are considering other plans to raise funds, either by way of loans, sale of stock or a combination of both. As of the date hereof, we have not identified any long-term sources of capital, or implemented any plan to raise it. Even if we implemented such plans, there is no assurance that we will be able to sell stock or borrow any money.

RESULTS OF OPERATIONS

Sales for this quarter were $ 645,477 compared to $ $347,710 for the same quarter last year. Sales for the fiscal year to date (6 months) were $1,087,916. This represents a doubling of revenue over last year. However, while sales have increased steadily, a change in our product sales mix was required to fuel this growth. We are experiencing a higher demand for new product while sales of used product has been waning. This shift in sales from high margin used product to more lower margin new products has required an adjustment in our purchasing and marketing strategies and further, in order to reach these sales levels, we had to increase our inventory by over $ 100,000 USD. This has placed further strain on cash flow. Also, we are highly dependant on our two main sub-distributor relationships which generate the majority of our revenue. We are not yet adequately diversified. Should one of these relationships falter, our sales would be reduced dramatically. To counteract this, we are continually making adjustments to our operating plan and working to expand into new markets and develop new profitable sources of revenue.

Operating losses continue, but are diminishing as sales increase. This quarter, excluding non-cash items such as amortization and depreciation, we came close to hitting the break-even point.

Net losses after amortization and depreciation were $ 34,216. This is a significant improvement over previous losses which were $ 116,305 for the quarter ended September 30, 2002.and $ 193,377 for the year ended and June 30, 2002. We hope to continue to break even or show a reasonable positive cash flow over the next 12 months. In order to achieve this, we will have to raise more working capital to build our inventory and enhance our marketing efforts. We have sufficient staff and warehouse space to triple our volumes. We now employ 12 full and part time staff members and are open for business 24 hours per day.

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

OTHER ISSUES

Effective August 9, 2002, the Company's SB-2 Registration Statement was accepted by the Securities and Exchange Commission with respect to the " spin-off " of its common shares from its parent company, First American Scientific Corp. Following the effective date of the spin-off, VMH VideoMovieHouse.com Inc is an independent fully reporting company. Final distribution of VMH shares was completed on September 11, 2002, after which FASC had no stock ownership or further interest in the Company. An application is now before the NASD for listing on the OTC.BB over the counter market.

ITEM 3. CONTROLS AND PROCEDURES.

Steven Gaspar, Principal Executive Officer and Principal Financial Officer of VMH VideoMovieHouse.com Inc., has established and is currently maintaining disclosure controls and procedures for our company. The disclosure controls and procedures have been designed to ensure that material information relating to our company is made known to them as soon as it is known by others within our company.

Our Principal Executive Officer and Principal Financial Officer conducts an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on their evaluation within 90 days of the filing of this Report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of February, 2002.

VMH VIDEOMOVIEHOUSE.COM INC. (Registrant)
BY:	/s/ Steven Gaspar
Steven Gaspar, President, Principal Executive Officer, Treasurer, Principal Financial Officer and member of the Board of Directors

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of VMH VideoMovieHouse.com Inc. (the "Company") on Form 10-QSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Steven Gasper, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 14th day of February, 2003.

/s/ Steven Gaspar Steven Gaspar, President, Chief Executive Officer, Treasurer, Chief Financial Officer, and a member of the Board of Directors

CERTIFICATION

I, Steven Gaspar, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of VMH VideoMovieHouse.com Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of February, 2003.

/s/ Steven Gaspar Steven Gaspar, President, Principal Executive Officer, Treasurer, Principal Financial Officer, and a member of the Board of Directors