Form 10QSB
period 2003-03-31
VMH VIDEOMOVIEHOUSE COM INC
filed 2003-05-09
CIK 1160164

==================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _______ to ________ Commission file number 333-70836

VMH VideoMovieHouse.com Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#14 - 34368 Manufacturer's Way Abbotsford, British Columbia CANADA V2S 7M1
(Address of principal executive offices)

(604) 852-1806 (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [   ] No [   ]

==================================================================================

PART I.

ITEM 1. - FINANCIAL STATEMENTS

To the Board of Directors and Stockholders
VMH VideoMovieHouse.com Inc.
Vancouver, British Columbia
CANADA

INDEPENDENT ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of VMH VideoMovieHouse.com Inc., as of March 31, 2003 and the related statements of operations, stockholders' equity, and cash flows for the nine months ended March 31, 2003 and March 31, 2002. All information included in these financial statements is the representation of the management of VMH VideoMovieHouse.com Inc.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the united States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
April 28, 2003

VMH VideoMovieHouse.com Inc. Balance Sheets
	March 31, 2003 (unaudited)	June 30, 2002
ASSETS
CURRENT ASSETS
Cash	$8,077	$18,212
Accounts receivable	17,608	23,493
Sales tax receivable	-	29,670
Inventory	92,918	75,975
TOTAL CURRENT ASSETS	118,603	147,350
PROPERTY AND EQUIPMENT
Property and equipment, net	29,585	33,695
TOTAL PROPERTY AND EQUIPMENT	29,585	33,695
OTHER ASSETS
Website and technology, net of amortization	156,743	250,782
Deferred tax asset	150,000	-
Deposits	16,744	10,105
TOTAL OTHER ASSETS	323,487	260,887
TOTAL ASSETS	$471,675	$441,932

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$153,237	$86,373
Accounts payable, related parties	17,610	55,554
TOTAL CURRENT LIABILITIES	170,847	141,927
LONG-TERM LIABILITIES
Notes payable	96,000	38,000
TOTAL LONG-TERM LIABILITIES	96,000	38,000

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Common stock, no par, 200,000,000 shares authorized; 14,221,750 shares issued and outstanding	523,827	516,997
Accumulated deficit	(318,999)	(254,992)
TOTAL STOCKHOLDERS' EQUITY	204,828	262,005
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$471,675	$441,932

See accountant's review report and accompanying notes.

VMH VideoMovieHouse.com Inc. Statements of Operations

		Three Months Ended March 31,			Nine Months Ended March 31,
		2003 (unaudited)		2002 (unaudited)	2003 (unaudited)	2002 (unaudited)

REVENUES		$324,195		$375,305	$1,412,111	$804,704

COST OF GOODS SOLD		207,204		273,209	1,008,136	510,354

GROSS PROFIT		116,991		102,096	403,975	294,350

E X P E N S E S
Consulting		12,000		-	28,000	-
Sales expense		42,143		10,933	203,118	82,412
General and administrative		13,333		37,924	52,449	104,181
Website and server		6,388		-	26,521	-
Amortization and depreciation		32,962		32,134	98,892	94,802
Professional fees		11,853		2,006	39,333	19,795
Rent and lease		2,931		-	10,495	-
Wages		58,867		46,424	159,174	135,177
TOTAL EXPENSES		180,477		129,421	617,982	436,367

LOSS FROM OPERATIONS		(63,486)		(27,325)	(214,007)	(142,017)

INCOME TAXES BENEFIT		72,700		-	150,000	-

NET PROFIT (LOSS)		$9,214		$(27,325)	$(64,007)	$(142,017)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$	nil	$	nil	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF BASIC
AND DILUTED COMMON STOCK
SHARES OUTSTANDING		14,221,750		14,221,750	14,221,750	14,221,750

See accountant's review report and accompanying notes.

VMH VideoMovieHouse.com Inc. Statement of Stockholders' Equity
	Common Stock		Accumulated	Total Stockholder's
	Shares	Amount	Deficit	Equity

Balance, June 30, 2001	14,221,750	494,997	(61,615)	433,382

Payment of liabilities recorded as contributed capital	-	22,000	-	22,000

Net loss for the year ended June 30, 2002	-	-	(193,377)	(193,377)

Balance, June 30, 2002	14,221,750	516,997	(254,992)	262,005

Payment of liabilities recorded as contributed capital	-	6,830	-	6,830

Net loss for the nine months ended
March 31, 2002 (unaudited)	-	-	(64,007)	(64,007)

Balance, March 31, 2003 (unaudited)	14,221,750	$523,827	$(318,999)	$204,828

See accountant's review report and accompanying notes.

VMH VideoMovieHouse.com Inc. Statement of Cash Flows
	Nine Months Ended
	March 31, 2003 (unaudited)	2002 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(64,007)	$(142,017)
Adjustments to reconcile net loss to net cash provided
(used) by operations:
Amortization and depreciation	98,892	94,802
Note issued for expenses	8,000	-
(Increase) decrease in receivables	35,555	(37,085)
(Increase) in inventory	(16,943)	(32,376)
Increase in deposits	(6,339)	-
Decrease (increase) in deferred taxes	(150,000)	-
Increase (decrease) in accounts payable - related parties	(38,242)	53,862
Increase in accounts payable	66,864	85,159
Net cash provided (used) by operating activities	(66,220)	22,345

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(745)	(21,626)
Net cash (used) by investing activities	(745)	(21,626)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing	50,000	-
Capital contributed by shareholder	6,830	22,094
Net cash provided by financing activities	56,830	22,094

NET INCREASE (DECREASE) IN CASH	(10,135)	22,813

CASH - Beginning of period	18,212	7,682

CASH - End of period	$8,077	$30,495
SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest expense paid	$-	$-
Income taxes paid	$-	$-
NON CASH TRANSACTIONS
Capital contributed by First American Sceintific Corp.	$6,830	$-

See accountant's review report and accompanying notes.

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
March 31, 2003

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $318,999 through March 31, 2003. Although revenues for the nine months ended March 31, 2003 were $1,412,111, the Company still sustained a loss from operations of $214,007. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management plans to undertake a comprehensive review of its ongoing business to substantially increase sales through current channels and develop new sales opportunities.

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
March 31, 2003

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
March 31, 2003

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

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. At March 31, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Foreign Currency Translation
 Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at the period-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. Exchange differences arising on translation are disclosed as a separate component of shareholders' equity. Realized gains and losses from foreign currency transactions are reflected in the Company's results of operations.

Provision for Taxes
 Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
March 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Provision for Taxes (continued)
 At March 31, 2003, the Company had net deferred tax assets of approximately $150,000 principally arising from net operating loss carryforwards for income tax purposes. Utilization of the deferred tax asset of $150,000 disclosed above, is dependent on future taxable profits.

At March 31, 2003, the Company has net operating loss carryforwards of approximately $460,000 that begin to expire in the year 2020.

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

Compensated Absences
 Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. The Company's policy is to recognize the costs of compensated absences when actually paid to employees

Inventory
 Inventories, consisting of products available for sale, are recorded using the specific-identification method and valued at the lower of cost or market value. Inventory at March 31, 2003 and June 30, 2002 consists of videos for resale costing $92,918 and $75,975, respectively.

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

The Company does not believe any adjustments are needed to the carrying value of its assets at March 31, 2003.

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
March 31, 2003

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

Accounting Pronouncements
 In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146," Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002 and is effective for activities after December 31, 2002. There has been no impact on the Company's financial position or results of operations from adopting SFAS No. 146.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded.As a result, FASB 64, which amended FASB 4, was rescinded as it was no longer necessary. SFAS No. 145 amended FASB 13 to eliminate an inconsistency between the required accounting for sale-leaseback transaction and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management has determined that there will be no effect of adopting this statement on the financial position or results of operations.

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
March 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)
 In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at March 31, 2003.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at March 31, 2003.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interest method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. On September 1, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 is expected to result in no change to net income or loss in fiscal 2002, because the Company does not have any intangible assets with indefinite lives at March 31, 2003.

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
March 31, 2003

NOTE 3 - PROPERTY AND EQUIPMENT

Equipment is recorded at a cost of $39,004 before accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of equipment for purposes of computing depreciation is three to seven years. Depreciation expense for the nine months ending March 31, 2003 was $9,419.

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

NOTE 4 - INTANGIBLES

Technology and website are recorded at cost before accumulated amortization. Amortization is provided using the straight-line method over the estimated useful lives of the assets, which is three years.Amortization expense for the six months ended March 31, 2003 was $62,500 for technology and $31,540 for the website.

The following is a summary of technology and website:

	March 31, 2003	June 30, 2002
Website	$126,155	$126,155
Less amortization	(73,580)	(42,040)
	52,575	84,115

Technology assets	250,000	250,000
Less amortization	(145,832)	(83,333)
	104,168	166,667
Total website and technology, net of amortization	$156,743	$250,782

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
March 31, 2003

NOTE 5 - COMMON STOCK

The Company has 200,000,000 no par shares of common stock authorized.

In September 1999, the Company's sole shareholder sold his one share of common stock to First American Scientific Corp. for $250,000 cash. See Note 1.

Upon acquisition by First American Scientific Corp. ("FASC"), the Company had one share of stock outstanding. Although FASC continued to pay expenses through contributions of capital, no additional shares were issued. On September 20, 2001, the Company's board of directors approved a forward split of 13,243,500 to one. Per-share amounts in the accompanying financial statements have been adjusted for the split. This was subsequently modified as of December 20, 2001 to be 14,221,750 to equal the shares necessary to distribute to FASC shareholders.

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

One of the Company's officers has paid expenses on behalf of the Company in the amount of $22,500 at March 31, 2003.

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
March 31, 2003

NOTE 8 - NOTES PAYABLE

The Company issued an unsecured note with a 6% interest rate and no stated date of maturity for $50,000. This note can also be converted to common stock. The Company has converted accrued wages due to a former officer to a convertible note in the amount of $46,000. The conversion rate of this note is to be determined based upon the fair market value of the Company's stock at the date conversion is elected.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company has a three-year lease agreement, which began on August 1, 2000, for office and warehouse space. The rent for this space is $850 per month. Rent expense for the nine months ended March 31, 2003 was $7,650.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We are a public company operating from Abbotsford, BC, Canada. We sell new and used videocassette tapes, DVD s and CD s, and some books over the internet. Our sales web site has been in operation for approximately 21 months. Sales for the first full year of business were approximately USD $1.2 million, and were $1,412,111 for the 9 months ending March 31, 2003. Revenue has nearly doubled up from $804,704 for the same period last year. However, while revenue is increasing, we are still incurring operating losses. If these operating losses continue over an extended period of time, we may not have sufficient capital to meet our ongoing expenses. We are continually developing a market strategy to increase sales, improving our operating procedures and efficiencies, and monitoring our expenses to improve our cash flow.

In the quarter, we booked $72,700 as income from a potential "Income Taxes Benefit" and as a result have reported a net profit of $9,214 for the quarter. This was based on the assumption that we will likely be in a taxable position in the foreseeable future and will derive a benefit from using accumulated prior years operating losses to reduce future income tax liabilities. However, the auditors still continue to issue a going concern opinion. This is because our expenses still exceed revenues. Accordingly, we must raise cash from sources other than revenue in order to meet our ongoing financial obligations. We are aware of this, and are considering all our options, including but not limited to seeking a listing for our shares on the OTC.BB NASD over the counter market, or alternatively, to the new BBX Exchange.

LIQUIDITY AND CAPITAL RESOURCES

Current assets as at March 31, 2003 were $118,603 and current liabilities were $170,847. This is compared to current assets of $147,350 and current liabilities of $141,927 as at June 30, 2002. We are still short of adequate working capital and have been relying on short-term loans and the deferment of salary by management, however, this is unlikely to continue. We have no bank credit lines established at this time. We believe the strain on our cash flow stems from our rapid sales growth, and the resultant need for increase staffing, larger premises and higher inventory levels. We are currently seeking a listing on the OTC Bulletin Board. If this is successful, the sale of stock to raise new capital and settle debts will likely be necessary. We are considering other plans to raise funds, either by way of loans, sale of stock or a combination of both. As of the date hereof, we have not identified any long-term sources of capital, or implemented any plan to raise it. Even if we implemented such plans, there is no assurance that we will be able to sell stock or borrow any money.

RESULTS OF OPERATIONS

Sales for this quarter were $324,195 compared to $645,477 for last quarter and $375,305 for the same quarter last year. Sales for the fiscal year to date (9 months) were $1,414,111. This represents almost a doubling of revenue over last year. However, while sales have increased steadily, a change in our product sales mix was required to fuel this growth. We are experiencing a higher demand for new product while sales of used product has been waning. This shift in sales from high margin used product to more lower margin new products has required an adjustment in our purchasing and marketing strategies. We are attempting to eliminate sales of low margin products while maintaining higher sales levels. The re-evaluation of our sales mix and minimum margin requirements is ongoing.

Even though sales declined compared to the same quarter last year, gross profit increased from 27% up to 36%, a good indicator that the adjustment in sales mix has been successful. However, we still need to increase sales of higher margined product to become profitable.

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

We strive to reach break even or show a reasonable positive cash flow over the next 12 months. In order to achieve this, we will have to raise more working capital to build our inventory and enhance our marketing efforts. We have sufficient staff and warehouse space to triple our volumes. We now employ 12 full and part time staff members and are open for business 24 hours per day.

INFLATION

Inflation has not been a factor effecting current operations, and is not expected to have any material effect on operations in the near future.

FOREIGN OPERATIONS

The Company rents office and warehouse space in Abbotsford, British Columbia, Canada which serve as the corporate and administrative offices, as well as warehousing and shipping center. Company server and database are stored at a separate location in the United States. Since some of our costs are incurred in a foreign currency (Canadian dollars), the recent weakness of the US dollars vs. the Canadian dollar, if sustained, could have the long-term effect of significantly increasing our operating costs.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of May, 2003.

VMH VideoMovieHouse.com Inc. (Registrant)
BY:	/s/ Steven Gaspar
Steven Gaspar President, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors.

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

Dated this 6th day of May, 2003.

/s/ Steven Gaspar Steven Gaspar Principal Executive Officer and Principal Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of VMH VideoMovieHouse.com Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Steven Gaspar, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;         and

(2)   The information contained in this Report fairly presents, in all material respects, the financial condition and results of         operations of the Company.

Dated this 6th day of May, 2003.

/s/ Steven Gaspar Steven Gaspar Chief Executive Officer and Chief Financial Officer