Form 10KSB
period 2003-06-30
VMH VIDEOMOVIEHOUSE COM INC
filed 2003-09-25
CIK 1160164

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - June 30, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 333-70836

VMH VIDEOMOVIEHOUSE.COM INC.
(Exact name of registrant as specified in its charter)

BRITISH COLUMBIA (State or other jurisdiction of incorporation or organization)	N/A (Employer Identification No.)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ]     No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [   ]

State issuer's revenues for its most fiscal year June 30, 2003: $1,779,049.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2003: $-0-. No market currently exists for the Company's common stock.

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 16, 2002: 18,932,757.

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

From incorporation in August 1989 until August 1999, the Company's only operation consisted of developing an Internet web-site. The web-site was developed by our president and our former president. Before we were sold to First American Scientific Corp. our only activity was the development of the Internet web-site. After the sale to First American Scientific we

*   improved the web-site
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

Related Events

On August 9, 2002, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective.

On September 1, 2002, we spun off 14,221,750 shares of common stock to shareholders of First American Scientific Corp. ("FASC"), our then parent corporation.

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

Convenient Shopping Experience.

Our online store provides customers with an easy-to-use web site. The web site is available 24 hours a day, seven days a week and may be reached on-line from anywhere there is internet access. Our online store enables us to deliver a broad selection of products to customers in rural or other locations that do not have convenient access to physical stores. We also make the shopping experience convenient by categorizing our products into easy-to-shop departments. With respect to videos and DVDs we have categories of adventure, drama, comedy, as well as a full selection of new releases. With respect to CDs, we do not carry any inventories at the present time. We intend to carry an inventory of CDs in the future when market conditions allow us to do so.

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

Source of Videos, DVDs and CDs

We sell both new and used videos, DVDs and CDs. Our new videos, DVDs and CDs are purchased from a number of sources, including Video One, ETD Distributors, C&L Distributors, Costco Wholesale Division and others. Used videos, DVDs and CDs are purchased from video, DVD and CD rental outlets on a bulk sales basis. The used rental videos, DVDs and CDs are sold on the website as used videos, VHS, DVDs and CDs.

Rental outlets generally inventory a large number of products when the products are first made available to the public. New products are generally made available on a weekly basis. When this occurs demand is extremely high. When new products become available the next week, demand for the previous week's products drop. As time passes, demand for a previously released product continues to drop. To make way for new weekly products, it is necessary for the rental outlets to dispose of a large portion of its rental inventory. It does this by selling a small amount of its inventory to retail customers and disposing of most of its inventory to companies, such as ours, that will re-rent or resell the products at a lower price. In order to induce companies such as ours to buy the products, most rental outlets are willing to sell the excessive inventory in bulk below their initial cost. This price is substantially below the price at which the products are sold to the public at the rental outlets.

We purchase product based upon orders we have received and anticipate. Mark-ups on new products range from 15% to 30%, while mark-ups on used products can run as high as 200% depending upon the scarcity of titles and the prudence of our buyers.

At the present time we do not rent our products. We have made plans for rentals when we believe it is economically feasible to do so. Economic feasibility is dependent upon the cost of band width and the speed at which movies can be downloaded or streamed. We do not intend to rent the physical video, DVD or CD, but rather, we plan to stream the movie to the computers as is currently done by some cable companies. In order to stream the movie to a viewer, additional equipment will have to be acquired as well as a license from the producer of the particular movie. There is no assurance that we will ever be able to implement this plan in a cost effective manner.

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

Marketing

Currently we advertise on our web site and use search engines which direct traffic to our site. In the future, we may advertise our products in newspapers, radio and television commercials, magazines, brochures and via e-mail. We also utilize inbound links that connect directly to the our website from other sites. Our distribution links are set up with E-bay, Yahoo Warehouse, Amazon and Half.com. Potential customers can order products through these links or connect directly to our website.

Insurance

We do not maintain any insurance at this time.

Employees and Employment Agreements

At present, we have six full-time employees and two part-time employees. We have no employment agreements with any officers, directors or employees. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employees.

Our Offices

We lease 4,000 square feet of office and warehouse space located at #14 - 34368 Manufacturer's Way, Abbotsford, British Columbia, Canada V2S 7M1. Our telephone number is (604) 852-1806. We lease our offices from Sumas Land Corp. pursuant to a written five year lease agreement. Our monthly rental is US$1,100.

Risks Factors

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

  We have a limited operating history and have losses which we expect to continue into the future. If the losses continue we will have to suspend operations or cease operations. We began operating in 2001. Our operating losses since beginning of operations have been $543,213. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

   * our ability to maintain a source of videos, DVDs and CDs.
   * our ability to generate revenues
   * our ability to reduce our operational costs.

Based upon current plans, we expect to incur operating losses in future periods. We anticipate the losses to be in the neighborhood of $80,000. This will happen because our expenses of operation exceed our operational revenues. We believe our current net assets will fund existing operations until January 2004. We cannot guaranty that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business. See "Managements Discussion and Analysis and Plan of Operation."
  Because we may be unable to make the change necessary to operate as a stand-alone business we may have to cease operation. Following the spin-off, First American Scientific, our parent corporation, will have no obligation to provide us with financial assistance. As a result, if we are unable to operate profitably in the future and are unable to obtain forms of financing, we may have to cease operations.

  If we don't raise additional capital we may go out of business. We are in the early stage of development and need additional capital in order to maintain our operations. If we are unable to raise additional capital we may have to suspend operations until we do or go out of business.

  We have conducted limited in-house market research, but there is uncertainty about the demand for our products. We are conducting ongoing market research. If there is not sufficient demand for our products, or we can not remain competitive, it is possible that we may never make a profit. If we do not make a profit in the foreseeable future, we may be unable to continue operations.

  Because we are small and do not have much capital, we must limit our operations. Because we are small and do not have much capital, we must limit our operations. Because we must limit our operations, it will be more difficult to generate revenues and generate a profit. If we do not make a profit in the foreseeable future, we will cease operations.

  Because we have no insurance, we may have to cease operations if we suffer any losses or are sued for any reason. We do not have any insurance of any kind. As a result, if we suffer a casualty loss or are sued for any reason, we will not have money to pay the damages and may have to cease operations.

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

ITEM 2.   DESCRIPTION OF PROPERTIES.

We lease 4,000 square feet of office and warehouse space located at #14 - 34368 Manufacturer's Way, Abbotsford, British Columbia, Canada V2S 7M1. Our telephone number is (604) 852-1806. We lease our offices from Sumas Land Corp. pursuant to a written three year lease agreement. Our monthly rental is US$1,100. During the fiscal year ending June 30, 2003, we paid US$15,953 for rent.

ITEM 3.   LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4.   SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders during 2003.

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

We have no outstanding options or warrants, or other securities convertible into, common equity. Of the 18,932,757 shares of common stock outstanding as of September 16, 2003, all are free trading with the exception of 2,750,000 shares issued to our officers and directors, which may only be resold in compliance with Rule 144 of the Securities Act of 1933 with the exception of the one year holding period contained therein.

At June 30, 2003, there were 486 holders of record.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

Our company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

We have an equity compensation plan. It is our 2003 Incentive Stock Option Plan. The Plan provides for the issuance of stock options for services rendered to us. The board of directors is vested with the power to determine the terms and conditions of the options. The plan includes 5,000,000 shares. To date option to purchase 4,710,000 shares have been granted and all options have been exercised, leaving 290,000 shares available for issuance under the plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by securities holders	0	0	290,000
Total	0	0	290,000

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

We are in our second year of business are now generating revenue from sales of video tapes and DVDs. and CDs over the internet. Our web site is www.videomoviehouse.com for our US customers and www.videomoviehouse.ca for our Canadian customers. We do not deal in pornographic material. The web site has been in full operation for approximately two years and sales have been growing steadily. Sales for this year were approximately US$1.78 million compared to sales of US$1.18 million for last year. This represents and increase of 51% in 2003 as compared to 2002. However, we still incurring operating losses, lack a long term operating history, are working on improving the efficiency of our systems. If these operating losses continue over an extended period of time, we may not have sufficient capital to meet our ongoing costs, and may be unable to continue to operate. We are continually adjusting our pricing strategies, our purchasing strategies, and our shipping procedures in order to achieve profitability.

Our auditors have issued a going concern opinion. This means that they are uncertain as to us being able to continue as an on-going business for the next twelve months. This is because our expenses still exceed revenues. Accordingly, we must raise cash from sources other than revenue in order to meet our ongoing financial obligations. We are aware of this, and are considering all our options.

Liquidity and Capital Resources

We have a balance sheet with positive working capital, Current assets as of June 30, 2003 were $179,755 and current liabilities were $162,667 for a positive working capital ratio of 1.1 to 1. This compares to June 30, 2002 current assets of $147,350 and current liabilities of $141,927 providing a working capital ratio of 1.1 to 1. We now employ eight staff members and are open for business 24 hours per day. We are still experiencing strain on our cash flow as sales growth has caused the need for more experienced staff, more equipment and higher inventory levels. Additional capital has been provided by way of short terms loans and salary deferment from our officers, but this is unlikely to continue.

As of June 30, 2003, we had $16,107 cash on hand, receivables of $46,111 and inventory of $117,537. This is compared to cash of $18,212 , receivables of $53,163 and inventory of $75,975 on June 30, 2002. Accounts receivable are from merchant VISA sales are usually collected within fifteen days and sales tax receivable is generally received within 90 days. If current sales levels are sustained, we should have sufficient working capital to maintain our operations in the short term, but we will still need to raise additional capital to stabilize the business and increase our sales. We are considering plans to raise funds, either by way of loans, sale of stock or a combination of both. Other than from operations, we have not identified any long-term sources of liquidity, or implemented any plan to raise additional capital. There is no assurance, even if we implemented such plans, that we will be able to sell stock or borrow any money in the future.

Results of Operations

Sales for the fourth quarter this year were $366,938 compared to sales of $376,439 for the same quarter last year. Total sales this year were $1,779,049 compared to $1,181,144 for last year, up by 51%, but gross profit ratio of 43% this year was down from 48% for last year and operating expenses increased to $1,015,204 this year, up from $764,230 last year. These additional costs were necessary to continue to develop and improve our operating systems, and to maintain our market share and improve our sales, however, our losses from operations grew to $288,221, up from last years losses of $193,377. We will need a significant injection of new capital during the next year if we are to maintain our position in the marketplace.

We need to continue to expand our exposure to the market place, advertise to attract more traffic to our web-site and to seek out new profitable sources of revenue. We are experiencing a higher demand for new product while sales of used product appears to be declining. This shift in sales mix from mostly high margin used product to more lower margin new products has required an adjustment in our purchasing and marketing strategies, We continue to adapt to this as we gain more experience in this marketplace. At present, we are heavily dependent on sales generated through other web sites such as Amazon and Half.com. We are vulnerable to the extent that, should the selling policies of these organizations change, we could experience a significant drop in sales. We are aware of this, and are working diligently towards diversification of our sources of revenue.

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

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet determined the impact of the adoption of this statement.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have an impact on the financial position or results of operations of the Company.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (hereinafter "SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary addition. The statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. The Company currently reports stock issued to employees under the rules of SFAS 123. Accordingly, there is no change is disclosure requirements due to SFAS 148.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (hereinafter "SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002 and is effective for activities after December 31, 2002. There has been no impact on the Company's financial position or results of operations from adopting SFAS No. 146.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (hereinafter "SFAS No. 145"), which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, FASB No. 64, which amended FASB No. 4, was rescinded, as it was no longer necessary. SFAS No. 145 amended FASB No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management has determined that there will be no effect of adopting his statement on the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (hereinafter "SFAS No. 143"). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at June 30, 2003.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (hereinafter "SFAS No. 141") and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (hereinafter "SFAS No. 142"). SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. On September 1, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 is expected to result in no change to net income or loss in fiscal 2002, because the Company does not have any intangible assets with indefinite lives at June 30, 2003.

Other Issues

Effective August 9, 2002, our SB-2 Registration Statement was declared effective by the Securities and Exchange Commission with respect to the "spin-off" of our shares of common stock from our parent corporation. Following the effective date of the spin-off, we are an independent fully reporting public company.

ITEM 7.   FINANCIAL STATEMENTS.

TABLE OF CONTENTS

INDEPENDENT AUDITOR'S REPORT	F-1
FINANCIAL STATEMENTS Balance Sheets Statements of Operations Statement of Stockholders' Equity (Deficit) Statements of Cash Flows	F-2 F-3 F-4 F-5
NOTES TO FINANCIAL STATEMENTS	F-6

Board of Directors
VMH VideoMovieHouse.com
Vancouver, British Columbia
CANADA

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of VMH VideoMovieHouse.com, a British Columbia corporation, as of June 30, 2003 and 2002 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VMH VideoMovieHouse.com as of June 30, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company has sustained losses since inception and has limited cash resources. These factors raise substantial doubt about the Company's ability to continue as a going concern. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements and the success of future operations. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane Washington
July 11, 2003

VMH VideoMovieHouse.com Inc.
Balance Sheets
	June 30,	June 30,
	2003	2002
ASSETS
CURRENT ASSETS
Cash	$16,107	$18,212
Accounts receivable	24,179	23,493
Sales tax receivable	21,932	29,670
Inventory	117,537	75,975
TOTAL CURRENT ASSETS	179,755	147,350
PROPERTY AND EQUIPMENT
Property and equipment, net	40,667	33,695
TOTAL PROPERTY AND EQUIPMENT	40,667	33,695
OTHER ASSETS
Website and technology, net of amortization	125,397	250,782
Deposits	16,744	10,105
TOTAL OTHER ASSETS	142,141	260,887

TOTAL ASSETS	$362,563	$441,932
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$146,139	$86,373
Accounts payable, related parties	16,528	55,554
TOTAL CURRENT LIABILITIES	162,667	141,927
LONG-TERM LIABILITIES
Notes payable, related parties	-	38,000
Notes payable	63,782	-
TOTAL LONG-TERM LIABILITIES	63,782	38,000
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Common stock, no par, 200,000,000 shares authorized; 18,932,757
and 14,222,750 shares issued and outstanding, respectively	679,327	516,997
Accumulated deficit	(543,213)	(254,992)
TOTAL STOCKHOLDERS' EQUITY	136,114	262,005
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$362,563	$441,932

The accompanying notes are an integral part of these financial statements.

VMH VideoMovieHouse.com Inc.
Statements of Operations

	Year	Ended
	June 30,	June 30,
	2003	2002

REVENUES	$1,779,049	$1,181,144

COST OF GOODS SOLD	1,052,066	610,291
GROSS PROFIT	726,983	570,853
EXPENSES
Consulting	40,000	-
Sales expense	456,964	283,984
General and administrative	53,582	109,792
Interest expense	8,240	-
Website and server	29,806	-
Amortization and depreciation	131,967	129,939
Professional fees	54,955	26,400
Rent and lease	15,953	-
Wages	223,737	214,115
TOTAL EXPENSES	1,015,204	764,230

LOSS FROM OPERATIONS	(288,221)	(193,377)

INCOME TAX BENEFIT	-	-

NET LOSS	$(288,221)	$(193,377)
BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF BASIC
AND DILUTED COMMON STOCK
SHARES OUTSTANDING	14,222,755	14,222,750

The accompanying notes are an integral part of these financial statements.

VMH VideoMovieHouse.com Inc.
Statement of Stockholders' Equity
				Total
	Common Stock		Accumulated	Stockholder's
	Shares	Amount	Deficit	Equity

Balance, June 30, 2001	14,222,750	$494,997	$(61,615)	$433,382

Payment of liabilities recorded as contributed
capital	-	22,000	-	22,000

Net loss for the year ended June 30, 2002	-	-	(193,377)	(193,377)

Balance, June 30, 2002	14,222,750	516,997	(254,992)	262,005

Payment of liabilities recorded as contributed
capital	-	6,830	-	6,830

Fractional shares issued in stock exchange	7	-	-	-

Shares issued for management bonus
at $0.01 per share	2,000,000	20,000	-	20,000
Shares issued for loan repayment
at $0.05 per share	1,100,000	55,000	-	55,000
Shares issued for loan repayment
at $0.05 per share	60,000	3,000	-	3,000
Shares issued for expenses
at $0.05 per share	150,000	7,500	-	7,500
Shares issued for services
at $0.05 per share	100,000	5,000	-	5,000
Shares issued for payment of consulting fees
at $0.05 per share	1,300,000	65,000	-	65,000

Net loss for the year ended June 30, 2003	-	-	(288,221)	(288,221)
Balance, June 30, 2003	18,932,757	$679,327	$(543,213)	$136,114

The accompanying notes are an integral part of these financial statements.

VMH VideoMovieHouse.com Inc.
Statements of Cash Flows
	Year Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(288,221)	$(193,377)
Adjustments to reconcile net loss to net cash provided
(used) by operations:
Amortization and depreciation	131,967	129,939
Stock options for interest repayment	5,000	-
Stock options for services	5,000	-
Stock options for officer expenses	7,500	-
Stock options for management fees	65,000	-
Stock options for management bonus	20,000	-
(Increase) decrease in:
Receivables	7,052	(48,066)
Inventory	(41,562)	(34,797)
Deposits	(6,639)	(105)
Decrease (increase) in:
Accounts payable - related parties	(16,577)	92,780
Accounts payable	59,766	79,774
Net cash provided (used) by operating activities	(51,714)	26,148

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to website	-	(34)
Purchase of equipment	(13,554)	(37,584)
Net cash (used) by investing activities	(13,554)	(37,618)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing	56,333	-
Capital contributed by shareholder	6,830	22,000
Net cash provided by financing activities	63,163	22,000

NET INCREASE (DECREASE) IN CASH	(2,105)	10,530

CASH - Beginning of period	18,212	7,682
CASH - End of period	$16,107	$18,212
SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest expense paid	$8,240	$-
Income taxes paid	$-	$-
NON-CASH TRANSACTIONS
Capital contributed by First American Sceintific Corp.	$6,830	$-
Inventory purchased with former parent stock	$-	$41,178
Website development paid with former parent stock	$-	$54,462
Stock options for settlement of debt and interest	$55,000	$-
Related party accounts payable transfer to note payable	$60,449	$-
Stock options for services	$5,000	$-
Stock options for officer expenses	$7,500	$-
Stock options for management fees	$65,000	$-
Stock options for management bonus	$20,000	$-

The accompanying notes are an integral part of these financial statements.

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
June 30, 2003

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

VMH VideoMovieHouse.com Inc. (formerly Flamingos Beach Resort Inc.) was incorporated in the Province of British Columbia on March 7, 1989.

VMH VideoMovieHouse.com Inc. (hereinafter "VMH" or "the Company") has developed an internet sales site designed to sell videos, CDs, DVDs and books and, as technology advancements permit, to become a virtual video rental store. VMH possesses domain names, a web page, and technology for the sale of videos, DVD's, and CD's through the internet.

In September 1999, the Company entered into an agreement with First American Scientific Corp. a Nevada corporation, whereby First American Scientific Corp. acquired 100% of the common shares of VMH in return for cash consideration of $250,000. (See Note 5.)

In September 2002, the Company completed a spin-off whereby it became an independent, publicly reporting entity. See Note 5.

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $543,213 through June 30, 2003. Although revenues for the year ended June 30, 2003 were $1,779,049, the Company still sustained a net loss from operations of $288,221. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management plans to undertake a comprehensive review of its ongoing business to substantially increase sales through current channels and develop new sales opportunities.

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
June 30, 2003

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

Loss Per Share
In June 1999, the Company adopted Statement of Financial Accounting Standards Statement (SFAS) No. 128, "Earnings Per Share". Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share as there are no common stock equivalents.

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 133"), as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
June 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments (continued)
a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. At June 30, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes" (hereinafter "SFAS No. 109"). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At June 30, 2003, the Company had net deferred tax assets of approximately $180,000 principally arising from net operating loss carryforwards for income tax purposes, which were calculated using a 34% average Canadian tax rate. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2003.

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
June 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Provision for Taxes (continued)
 The significant components of the deferred tax asset at June 30, 2003 and 2002 were as follows:

		June 30, 2003		June 30, 2002
Net operating loss carryforward Deferred tax asset Deferred tax asset valuation allowance	$ $ $	540,000 180,000 (180,000)	$ $ $	250,000 85,000 (85,000)

At June 30, 2003, the Company has net operating loss carryforwards of approximately $540,000 that begin to expire in the year 2020.

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

Compensated Absences
Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. The Company's policy is to recognize the costs of compensated absences when actually paid to employees.

Inventory
Inventories, consisting of products available for sale, are recorded using the specific-identification method and valued at the lower of cost or market value. Inventory at June 30, 2003 and June 30, 2002 consists of videos for resale costing $117,537 and $75,975, respectively.

Impaired Asset Policy
In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (hereinafter "SFAS No. 144"). SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts.

The Company does not believe any adjustments are needed to the carrying value of its assets at June 30, 2003.

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
June 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Web Site Development
Effective January 1, 2000, the Company adopted SOP 98-1 as amplified by EITF 00-2, "Accounting for Web Site Development Costs." In accordance with this early adoption, the Company has capitalized $126,121 in web site development costs. These capitalized costs are being amortized over three years.

Comprehensive Income
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (hereinafter "SFAS No. 130"). SFAS No. 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS No. 130 is effective for periods beginning after December 15, 1997. The Company adopted this accounting standard, and its adoption had no effect on the Company's financial statements and disclosures.

Recent Accounting Pronouncements
 In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet determined the impact of the adoption of this statement.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have an impact on the financial position or results of operations of the Company.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (hereinafter "SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary addition. The statement amends the disclosure requirements of SFAS No. 123 to require

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
June 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)
prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. The Company currently reports stock issued to employees under the rules of SFAS 123. Accordingly, there is no change is disclosure requirements due to SFAS 148.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (hereinafter "SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002 and is effective for activities after December 31, 2002. There has been no impact on the Company's financial position or results of operations from adopting SFAS No. 146.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (hereinafter "SFAS No. 145"), which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, FASB No. 64, which amended FASB No. 4, was rescinded, as it was no longer necessary. SFAS No. 145 amended FASB No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management has determined that there will be no effect of adopting his statement on the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (hereinafter "SFAS No. 143"). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15,

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
June 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)
2002. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at June 30, 2003.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (hereinafter "SFAS No. 141") and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (hereinafter "SFAS No. 142"). SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. On September 1, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 is expected to result in no change to net income or loss in fiscal 2002, because the Company does not have any intangible assets with indefinite lives at June 30, 2003.

NOTE 3 - PROPERTY AND EQUIPMENT

Equipment is recorded at a cost of $51,815 before accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of equipment for purposes of computing depreciation is three to seven years. Depreciation expense for the year ending June 30, 2003 was $11,148.

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

NOTE 4 - INTANGIBLES

Technology and website are recorded at cost before accumulated amortization. Amortization is provided using the straight-line method over the estimated useful lives of the assets, which is three years. Amortization expense for the year ended June 30, 2003 was $83,333 for technology and $42,052 for the website.

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
June 30, 2003

NOTE 4 - INTANGIBLES (continued)

The following is a summary of technology and website:

	June 30,	June 30,
	2003	2002
Website	$126,155	$126,155
Less amortization	(84,092)	(42,040)
	42,063	84,115

Technology assets	250,000	250,000
Less amortization	(166,666)	(83,333)
	83,334	166,667
Total website and technology, net of
amortization	$125,397	$250,782

NOTE 5 - COMMON STOCK

The Company has 200,000,000 no par shares of common stock authorized.

In September 1999, the Company's sold all its outstanding shares of common stock to First American Scientific Corp. for $250,000 cash. See Note 1.

Upon acquisition by First American Scientific Corp. ("FASC"), the Company had one share of stock outstanding. Although FASC continued to pay expenses through contributions of capital, no additional shares were issued. On September 20, 2001, the Company's board of directors approved a forward split of 13,243,500 to one. Per-share amounts in the accompanying financial statements have been adjusted for the split. This was subsequently modified as of December 20, 2001 to be 14,222,750 to equal the shares necessary to distribute to FASC shareholders.

On June 11, 2001, the Company's board of directors recommended and approved a motion that VMH VideoMovieHouse.com Inc. spin-off into its own separate fully reporting company. In August 2002, the Company finalized its registration with the Securities and Exchange Commission to become a separate reporting entity. In September 2002, the Company issued 14,222,750 shares of common stock in accordance with the spin-off agreement. An additional seven shares of common stock were issued to complete the stock exchange.

During the year ended June 30, 2003, the Company issued from options: 2,000,000 shares of common stock as payment for compensation with a fair market value of $20,000; 1,160,000 shares of common stock as payment for debts with a fair market value of $58,000; 150,000 shares of common stock for expenses with a fair market value of $7,500; 100,000 shares of common stock for legal services with a fair market value of $5,000 and 1,300,000 shares of common stock for consulting fees with a fair market value of $65,000.

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
June 30, 2003

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

NOTE 7 - RELATED PARTY TRANSACTIONS

First American Scientific Corp, the Company's previous parent, paid liabilities for the Company, which has been recorded as contributed capital. One of the Company's officers has paid expenses on behalf of the Company in the amount of $16,528 at June 30, 2003.

NOTE 8 - NOTES PAYABLE

On October 28, 2002, the Company issued a $50,000 unsecured demand note with a 10% interest rate and a stated date of maturity of June 30, 2003. This note was converted to 1,100,000 shares of common stock on June 13, 2003.

On June 30, 2003, the Company converted accrued wages and expenses due to a former officer to an unsecured demand note in the amount of $60,449 with a 6% interest rate and no stated date of maturity. Subsequently, on July 25, 2003, the note was sold to a finance company and secured by all the Company's assets under a general security agreement in the BC Personal Property Registry.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company has a five-year lease agreement, which began on May 1, 2002, for office and warehouse space. The rent for this space is approximately $1,185 per month. The Company also pays a variable "top up" for its share of taxes and common area costs. Rent expense for the year ended June 30, 2003 was $15,953. Following is a summary of projected lease payments for the next five fiscal years:

2004	$15,600
2005	15,600
2006	15,600
2007	13,000
2008	-

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
June 30, 2003

NOTE 10 - STOCK OPTIONS

On June 13, 2003, the Company's board of directors approved the VMH VideoMovieHouse.com 2003 Nonqualified Stock Option Plan. This plan allows the Company to distribute up to 5,000,000 options on common stock shares to officers, directors, employees and consultants through the authorization of the Company's board of directors at an initial exercise price of $0.01 per share. At June 30, 2003, 290,000 common stock options remain in the 2003 Nonqualified Stock Option Plan.

Following is a summary of the status of fixed options outstanding at June 30, 2003:

Weighted
Average
	Number of	Exercise
	Shares	Price

Outstanding, July 1, 2002	-	$-
Granted	4,710,000	0.033
Exercised	4,710,000	0.033
Forfeited	-	-
Expired	-	-
Outstanding, June 30, 2003	-	$-
Exercisable, June 30, 2003	-	$-

Fair value of options granted	$-

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended June 30, 2003.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The name, age and position held by our sole director and officer is as follows:

Name and Address	Age	Position(s)

Steven Gaspar 33677 Wildwood Drive Abbotsford, B.C. Canada V2S 1S2	51	President, Principal Executive Officer, Treasurer, Principal Financial Officer and sole member of the Board of Directors

Background of Officers and Directors

Since August 31, 2002, Mr. Gaspar has been the president, chief executive officer, treasurer, chief financial officer and sole member of the board of directors. From March 1996 until September 1997, Mr. Gaspar, was the owner/operator of two retail video stores in Abbotsford, British Columbia, Canada. In October 1997, he was a partner in a chain of retail five stores, called Movies, Movies, located in the Vancouver area. In September 1999, Mr. Gaspar, became our general manager and played an instrumental role in our development and implementation.

Involvement in Certain Legal Proceedings

We have no legal proceedings during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer has been the subject matter of any legal proceedings, including bankruptcy, criminal proceedings, or civil proceedings. Further, no legal proceedings are known to be contemplated by governmental authorities against any director, executive officer and person nominated to become a director.

Compliance with Section 16 (a) of the Exchange Act

We file reports pursuant to Section 15(d) of the Securities Exchange Act of 1934 and accordingly are not subject to the reporting requirements of Section 16(a) of the Exchange Act.

Audit Committee and Charter

We have an audit committee and audit committee charter. Our audit committee is comprised of all of our officers and directors. None of directors are deemed independent. All directors also hold positions as our officers. A copy of our audit committee charter is filed as an exhibit to this report. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. A copy of the code of ethics is filed as an exhibit to this report. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprise of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfulling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of our disclosure committee charter is filed with this report.

ITEM 10.   EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation we paid to our chief executive officer and the other highest paid executive officers (the Named Executive Officer) during the three most recent fiscal years.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/SARs	LTIP Payouts	All Other Compensation
Steven Gaspar President	2003 2002 2001	52,000 48,000 -	- - -	- - -	- - -	2,210,000 - -	- - -	- - -
Calvin Kantonen President (resigned 8/02)	2002 2001 2000	- - -	- - -	- - -	- - -	- - -	- - -	- - -
Brian Nichols President (resigned 7/99)	1999	-	-	-	-	-	-	-

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors, other than our 2003 Incentive Stock Option Plan. Under this Plan, the board of directors is vested with discretionary authority to grant options to persons furnishing services to us. There were 5,000,000 shares in the plan. 4,710,000 shares have been issued as a result of the exercise of options. 290,000 shares remain in the plan.

Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise of Base Price ($/Sh)	Expiration Date
Steven Gaspar	2,000,000	42.46%	$0.01	Exercised
Steven Gaspar	210,000	4,46%	$0.05	Exercised

Aggregated option/SAR Exercised in Last Fiscal Year and FY-End Option/SAR Values

	Shares		Number of Securities Underlying Unexercised Options/SARs at FY-End (#)		Value of Unexercised In-the- Money Options/SARs at FY-End ($)
Name	Acquired on Exercised (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Steven Gaspar	2,000,000	$20,000	0	0	0	0
Steven Gaspar	210,000	$10,500	0	0	0	0

Future Compensation of Our Officers

For the fiscal year ending June 30, 2003, we intend to pay Mr. Gaspar a salary of $48,000 per annum and issue him options to acquire 2,000,000 shares of common stock at an exercise price of $0.01 per share. This option was granted and exercised in June 2003 pursuant to an option plan registered on Form S-8 of the Securities Act in June 2003.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors since we were founded other than as disclosed above.

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of September 16, 2003, the beneficial shareholdings of persons or entities holding five percent or more of our common stock, each director individually, each named executive officer and all of our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

Name and Address Beneficial Owner [1]	Number of Shares	Percentage of Ownership

Steven Gaspar [1] 33677 Wildwood Drive Abbotsford, B.C. Canada V2S 1S2	2,385,000	12.6%

All Officers and Directors as a Group (1 Persons)	2,385,000	12.6%

[1]   Mr. Gaspar become our sole officer and director upon August 31, 2002.

Future Sales by Existing Stockholders

All issued shares of common stock issued to date are immediately resalable subject only to limitations imposed on insiders under Rule 144.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of our company which may result in a change in control of our company.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Our former president, sold the one share of our common stock to First American Scientific Corp. in August 1999, in consideration of $250,000. At the time of the sale of our share to First American, he was not affiliated with First American Scientific Corp.

We approved a 13,243,500-for-1 stock split on September 20, 2001 and amended the stock split to 14,000,000-for-1 on December 20, 2001 and a further amended the stock split to 14,400,000-for-1 on March 30, 2002.

On June 27, 2003, 2,000,000 shares of common stock were issued to Steven Gaspar at a purchase price of $0.01 per share or a total of $20,000. On the same date 210,000 shares were issued to Steven Gaspar in consideration of forgiveness of a debt in the amount of $10,500. All shares were issued pursuant to our Form S-8 Registration Statement.

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
Specimen Stock Certificate.
Agreement with Amazon.com.
Agreement with Half.com.
Form F-X.

The following Exhibits are incorporated herein by reference from the Registrant's Form S-8 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-106444 on June 25, 2003. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Description
10.1	2003 Nonqualified Stock Option Plan.

The following exhibits are filed with this report:

14.1	Code of Ethics
23.1	Consent of Williams & Webster, P.S., independent certified public accountants.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
99.1	Audit Committee Charter
99.2	Disclosure Committee Charter

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Williams and Webster, P.S., Certified Public Accountants, are the Company's independent auditors to examine the financial statements of the Company for the fiscal year ending June 30, 2003. Williams & Webster, P.S. has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

Williams & Webster, P.S. was paid aggregate fees of approximately $21,000 for the fiscal year ended June 30, 2002 and approximately $22,000 for the fiscal year ended June 30, 2003 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB during these fiscal years.

Audit-Related Fees

Williams & Webster P.S. was not paid additional fees for the fiscal year ended June 30, 2002 and June 30, 2003 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

Williams & Webster, P.S. was not paid any aggregate fees for the fiscal year ended June 30, 2002 and for the fiscal year ended June 30, 2003 for professional services rendered for tax compliance, tax advice and tax planning. This service was not provided.

All Other Fees

Williams & Webster, P.S. was paid no other fees for professional services during the fiscal years ended June 30, 2002 and June 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of September, 2003.

VMH VIDEOMOVIEHOUSE.COM INC. (Registrant)

BY:	/s/ Steven Gaspar Steven Gaspar, President, Principal Executive Officer, Treasurer, Principal Financial Officer and member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ Steven Gaspar Steven Gaspar	President, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors	09/24/2002