Form 10QSB
period 2003-09-30
VMH VIDEOMOVIEHOUSE COM INC
filed 2003-11-12
CIK 1160164

=========================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2003
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 333-70836

VMH VIDEOMOVIEHOUSE.COM INC.
(Exact name of registrant as specified in its charter)

BRITISH COLUMBIA	N/A
(State of other jurisdiction	(IRS Employer Identification
of incorporation or organization)	Number)

#14 - 34368 Manufacturer's Way
Abbotsford, British Columbia, Canada V2S 7M1
 (Address of principal executive offices)

(604) 852-1806
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2003: 18,932,757

==================================================================================

PART I.

ITEM 1. - FINANCIAL STATEMENTS

VMH VideoMovieHouse.com Inc.

Certified Public Accountants & Business Consultants
 Bank of America Financial Center - 601 W. Riverside, Suite 1940 - Spokane, WA 99201-0611
509-838-5111Fax: 509-838-5114 E-mail: wwpcpas@williams-webster.com

To the Board of Directors and Stockholders
VMH VideoMovieHouse.com Inc.
Vancouver, British Columbia
CANADA

INDEPENDENT ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of VMH VideoMovieHouse.com Inc., as of September 30, 2003 and the related statements of operations, stockholders' equity, and cash flows for the three months ended September 30, 2003 and September 30, 2002. All information included in these financial statements is the representation of the management of VMH VideoMovieHouse.com Inc.

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

The financial statements for the year ended June 30, 2003 were audited by us and we expressed an unqualified opinion on it in our report dated July 11, 2003. We have not performed any auditing procedures since that date.

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

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
November 6, 2003

VMH VideoMovieHouse.com Inc.
Balance Sheets
	September 30,	June 30,
	2003	2003
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$-	$16,107
Accounts receivable	28,684	24,179
Sales tax receivable	3,109	21,932
Inventory	99,340	117,537
TOTAL CURRENT ASSETS	131,133	179,755
PROPERTY AND EQUIPMENT
Property and equipment, net	38,327	40,667
TOTAL PROPERTY AND EQUIPMENT	38,327	40,667
OTHER ASSETS
Website and technology, net	94,050	125,397
Deposits	16,744	16,744
TOTAL OTHER ASSETS	110,794	142,141
TOTAL ASSETS	$280,254	$362,563

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$166,712	$146,139
Accounts payable, related parties	15,756	16,528
Notes payable	60,449	-
TOTAL CURRENT LIABILITIES	242,917	162,667
LONG-TERM LIABILITIES
Notes payable	3,333	63,782
TOTAL LONG-TERM LIABILITIES	3,333	63,782

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, no par, 200,000,000 shares authorized; 18,932,757
and 14,222,750 shares issued and outstanding, respectively	679,327	679,327
Accumulated deficit	(645,323)	(543,213)
TOTAL STOCKHOLDERS' EQUITY	34,004	136,114
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$280,254	$362,563

See accompanying notes and accountant's report.

VMH VideoMovieHouse.com Inc.
Statements of Operations

	Three Months Ended
	September 30,
	2003	2002
	(unaudited)	(unaudited)

REVENUES	$198,318	$442,439
COST OF GOODS SOLD	132,595	346,991

GROSS PROFIT	65,723	95,448

E X P E N S E S
Consulting	12,000	-
Sales expense	33,774	65,145
General and administrative	13,450	20,985
Website and server	2,685	10,288
Amortization and depreciation	33,686	33,010
Professional fees	16,476	23,786
Rent and lease	4,329	3,773
Wages	51,433	54,766
TOTAL EXPENSES	167,833	211,753

LOSS FROM OPERATIONS	(102,110)	(116,305)

INCOME TAXES	-	-

NET LOSS	$(102,110)	$(116,305)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Weighted average number of basic and diluted
common stock shares outstanding	18,932,757	14,221,750

See accompanying notes and accountant's report.

VMH VideoMovieHouse.com Inc.
Statement of Stockholders' Equity

				Total
	Common Stock		Accumulated	Stockholder's
	Shares	Amount	Deficit	Equity

Balance, June 30, 2002	14,222,750	516,997	(254,992)	262,005

Payment of liabilities recorded as contributed capital	-	6,830	-	6,830

Fractional shares issued in stock exchange	7	-	-	-

Shares issued for management bonus
at $0.01 per share	2,000,000	20,000	-	20,000
Shares issued for loan repayment
at $0.05 per share	1,100,000	55,000	-	55,000
Shares issued for loan repayment
at $0.05 per share	60,000	3,000	-	3,000
Shares issued for expenses
at $0.05 per share	150,000	7,500	-	7,500
Shares issued for services
at $0.05 per share	100,000	5,000	-	5,000
Shares issued for payment of consulting fees
at $0.05 per share	1,300,000	65,000	-	65,000

Net loss for the year ended June 30, 2003	-	-	(288,221)	(288,221)

Balance, June 30, 2003	18,932,757	679,327	(543,213)	136,114

Net loss for the three months ended September 30, 2003 (unaudited)	-	-	(102,110)	(102,110)
Balance, September 30, 2003 (unaudited)	18,932,757	$679,327	$(645,323)	$34,004

See accompanying notes and accountant's report.

VMH VideoMovieHouse.com Inc.
Statements of Cash Flow

	Three Months Ended
	September 30,
	2003	2002
	(unaudited)	(unaudited)
CASH FLOWS FROM
OPERATING ACTIVITIES
Net loss	$(102,110)	$(116,305)
Adjustments to reconcile net loss to net cash used by operations:
Amortization and depreciation	33,687	33,010
(Increase) decrease in receivables	14,318	(21,883)
Decrease (increase) in inventory	18,197	15,429
Increase (decrease) in accounts payable - related parties	(772)	10,389
Increase in accounts payable	20,573	57,162
Net cash (used) by operating activities	(16,107)	(22,198)

CASH FLOWS FROM
INVESTING ACTIVITIES
Purchase of equipment	-	(742)
Net cash (used) by investing activities	-	(742)

CASH FLOWS FROM
FINANCING ACTIVITIES
Cash provided by parent	-	6,830
Net cash provided by financing activities	-	6,830

NET DECREASE IN CASH	(16,107)	(16,110)

CASH - Beginning of period	16,107	18,212

CASH - End of period	$-	$2,102

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest expense paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes and accountant's report.

VMH VideoMovieHouse.com Inc.
 Notes to the Financial Statements
September 30, 2003

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

VMH VideoMovieHouse.com Inc. (originally Flamingos Beach Resort Inc.) was incorporated in the Province of British Columbia on March 7, 1989.

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $645,323 through September 30, 2003, has limited cash resources, and has a negative working capital. Although revenues for the three months ended September 30, 2003 were $198,318, the Company still sustained a net loss from operations of $102,110. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management plans to undertake a comprehensive review of its ongoing business to substantially increase sales through current channels and develop new sales opportunities.

VMH VideoMovieHouse.com Inc.
 Notes to the Financial Statements
September 30, 2003

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

Advertising Expenses
 Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company's advertising expenses were $3,199 and $-0-, for the three months ended September 30, 2003 and 2002, respectively.

Loss Per Share
 In June 1999, the Company adopted Statement of Financial Accounting Standards Statement (SFAS) No. 128, "Earnings Per Share." Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share as there are no common stock equivalents.

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

VMH VideoMovieHouse.com Inc.
 Notes to the Financial Statements
September 30, 2003

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

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. At September 30, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Interim Financial Statements
 The interim financial statements for the period ended September 30, 2003 included herein have not been audited, at the request of the Company. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented is not necessarily indicative of the results to be expected for the full fiscal year.

Foreign Currency Translation
 The Company's functional currency is U.S. dollars. Assets and liabilities of the Company's operations are translated into U.S. dollars at the period-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. Exchange differences arising on translation are disclosed as a separate component of shareholders' equity. Realized gains and losses from foreign currency transactions are reflected in the Company's results of operations.

Provision for Taxes
 Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes" (hereinafter "SFAS No. 109"). Under this approach, deferred income taxes are recorded to

VMH VideoMovieHouse.com Inc.
 Notes to the Financial Statements
September 30, 2003

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

At September 30, 2003 and June 30, 2003, the Company had net deferred tax assets of approximately $217,000 and $180,000, respectively, principally arising from net operating loss carryforwards for income tax purposes, which were calculated using a 34% average Canadian tax rate. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded at each reporting date. The change in the deferred tax asset valuation allowance from June 30, 2003 to September 30, 2003 was $37,000.

The significant components of the deferred tax asset at September 30, 2003 and June 30, 2003 were approximately as follows:

	September 30, 2003	June 30, 2003
Net operating loss carryforward	$640,000	$540,000

Deferred tax asset	$214,000	$180,000
Deferred tax asset valuation allowance	$(214,000)	$(180,000)

At September 30, 2003, the Company has net operating loss carryforwards of approximately $640,000 that begin to expire in the year 2020.

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

Compensated Absences
 Employees of the Company's office in Vancouver, B.C. are entitled, by Canadian law, to paid time off equal to four percent of their wages. At September 30, 2003, the accrued amount is approximately $2,100.

Inventory
 Inventories, consisting of products available for sale, are recorded using the specific-identification method and valued at the lower of cost or market value. Inventory at September 30, 2003 and June 30, 2003 consists of videos for resale at a cost of $99,340 and $117,537, respectively.

Revenue Recognition
The Company's policies on revenue and cost recognition are stated in Note 6.

VMH VideoMovieHouse.com Inc.
 Notes to the Financial Statements
September 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company does not believe any adjustments are needed to the carrying value of its assets at September 30, 2003.

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

VMH VideoMovieHouse.com Inc.
 Notes to the Financial Statements
September 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
 In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have an impact on the financial position or results of operations of the Company.

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

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (hereinafter "SFAS No. 145"), which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item net of related tax effect, was rescinded. As a result, FASB No. 64, which amended FASB No. 4, was rescinded, as it was no longer necessary. SFAS No. 145 amended FASB No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management has determined that there will be no effect of adopting his statement on the Company's financial position or results of operations.

VMH VideoMovieHouse.com Inc.
 Notes to the Financial Statements
September 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
 In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (hereinafter "SFAS No. 143"). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 and the adoption had no impact on the financial statements of the Company at September 30, 2003.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (hereinafter "SFAS No. 141") and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (hereinafter "SFAS No. 142"). SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. On September 1, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 is expected to result in no change to net income or loss in fiscal 2002, because the Company does not have any intangible assets with indefinite lives at September 30, 2003.

NOTE 3 - PROPERTY AND EQUIPMENT

Equipment is recorded at cost before accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of equipment for purposes of computing depreciation is three to fifteen years. Depreciation expense for the three months ended September 30, 2003 and 2002 was $2,340 and $1,765, respectively.

VMH VideoMovieHouse.com Inc.
 Notes to the Financial Statements
September 30, 2003

NOTE 3 - PROPERTY AND EQUIPMENT (Continued)

The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations. The following table sets forth the Company's principal categories of property and equipment.

	September 30, 2003	June 30, 2003

Office equipment	$30,957	$30,957
Leasehold improvements	20,858	20,858
Less amortization	(13,488)	(11,148)
Total Property and Equipment	$38,327	$40,667

NOTE 4 - INTANGIBLES

Technology and website are recorded at cost before accumulated amortization. Amortization is provided using the straight-line method over the estimated useful lives of the assets, which is three years.Amortization expense for technology and website for the three months ended September 30, 2003 and 2002 was $31,347 and $31,334, respectively.

The following is a summary of technology and website:

	September 30, 2003	June 30, 2003
Website	$126,155	$126,155
Less amortization	(94,605)	(84,092)
	31,550	42,063

Technology assets	250,000	250,000
Less amortization	(187,500)	(166,666)
	62,500	83,334
Total website and technology, net of amortization	$94,050	$125,397

VMH VideoMovieHouse.com Inc.
 Notes to the Financial Statements
September 30, 2003

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

During the year ended June 30, 2003, the Company issued from options: 2,000,000 shares of common stock as payment for compensation with a fair market value of $20,000; 1,160,000 shares of common stock as payment for debts with a fair market value of $58,000; 150,000 shares of common stock for expenses with a fair market value of $7,500; 100,000 shares of common stock for legal services with a fair market value of $5,000; and 1,300,000 shares of common stock for consulting fees with a fair market value of $65,000.

During the three months ended September 30, 2003, the Company had no stock transactions.

NOTE 6 - REVENUE AND COST RECOGNITION

The Company recognizes revenue for product sales when the products are shipped and title passes to customers. All Internet sales are paid via credit card and are considered immediately collectible.

Cost of sales consists of the purchase price of products sold, inbound and outbound shipping charges and packaging supplies.

The Company has subdistributor relationships with Amazon.com, Half.com and Yahoo Warehouse. When the Company acts as the subdistributor, it records accounts receivable for funds to be transferred to VMH's bank account. The transfer of funds usually takes four to fourteen days.

VMH VideoMovieHouse.com Inc.
 Notes to the Financial Statements
September 30, 2003

NOTE 7- RELATED PARTY TRANSACTIONS

First American Scientific Corp, the Company's previous parent, paid liabilities for the Company, which have been recorded as contributed capital. One of the Company's officers has paid expenses on behalf of the Company in the amount of $16,528 at June 30, 2003 and $15,756 at September 30, 2003.

NOTE 8 - NOTES PAYABLE

On October 28, 2002, the Company issued a $50,000 unsecured demand note with a 10% interest rate and a stated date of maturity of June 30, 2003. This note was converted to 1,100,000 shares of common stock on June 13, 2003.

On June 30, 2003, the Company converted accrued wages and expenses due to a former officer to an unsecured demand note in the amount of $60,449 with a 6% interest rate and no stated date of maturity. Subsequently, on July 25, 2003, the note was sold to a finance company and secured by all the Company's assets under a general security agreement in the B.C. Personal Property Registry.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases
The Company has a five-year lease agreement, which began on May 1, 2002, for office and warehouse space. The rent for this space is approximately $1,185 per month. The Company also pays a variable "top up" for its share of taxes and common area costs. Rent expense for the three months ended September 30, 2003 and 2002 was $4,329 and $3,773, respectively.

Following is a summary of projected lease payments for the next five fiscal years:

2004 2005 2006 2007 2008	$15,600 15,600 15,600 13,000 -

Pending Merger
On September 22, 2003, the company entered into an agreement to amalgamate with Sican Ventures Inc, a Canadian company listed on the TSX Canadian Venture Exchange. After closing, VMH shareholders would hold approximately 90 % of the outstanding shares of the amalgamated company in a qualifying transaction commonly known as a reverse takeover. The transaction, which is expected to complete later this year next year, is subject to regulatory approval of the B.C. Securities Commission. Concurrently with the amalgamation, the Company plans to seek new funding in the amount of $2,500,000 Cdn by way of an Initial Public Offering, the details of which will be made available as soon as they are finalized.

General Security Agreement on Company Assets
See Note 8.

VMH VideoMovieHouse.com Inc.
 Notes to the Financial Statements
September 30, 2003

NOTE 10 - STOCK OPTIONS

On June 13, 2003, the Company's board of directors approved the VMH VideoMovieHouse.com 2003 Nonqualified Stock Option Plan. This plan allows the Company to distribute up to 5,000,000 options of common stock shares to officers, directors, employees and consultants through the authorization of the Company's board of directors at an initial exercise price of $0.01 per share. No options have been granted under this plan.

During the three months ended September 30, 2003 the Company did not grant any common stock options or warrants.

During the year ended June 30, 2003, the Company granted 4,710,000 common stock options at the fair market value of the common stock at the date of the grant. All the stock options were exercised immediately. These options were granted for compensation, services, debt and operating expenses at the average exercise price of $0.03. At June 30, 2003, 290,000 common stock options remain in the 2003 Nonqualified Stock Option Plan.

Following is a summary of the status of fixed options outstanding at June 30, 2003:

Weighted
Average
	Number of	Exercise
	Shares	Price

Outstanding, July 1, 2002	-	$-
Granted	4,710,000	0.033
Exercised	4,710,000	0.033
Forfeited	-	-
Expired	-	-
Outstanding, June 30, 2003	-	$-
Exercisable, June 30, 2003	-	$-
Granted	-	-
Outstanding, September 30, 2003
Fair value of options granted	$-

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

We are entering our third year of business selling video tapes, DVD s. and CDs over the internet. Our web site is www.videomoviehouse.com for our US customers and www.videomoviehouse.ca for our Canadian customers. We do not deal in pornographic material. The web site has been in full operation for approximately 27 months. However, we are still refining our marketing systems and are working on improving the efficiency of our delivery systems. We are still incurring operating losses and experiencing shortages of working capital. If these continue over an extended period of time, we may not have sufficient capital to meet our ongoing costs, and may be unable to continue to operate. We have signed an agreement to amalgamate with Sican Ventures Inc, a Canadian Company which is listed on the TSX Canadian Venture Exchange. If this is successful, we will proceed with our plans to raise $2,500,000 Cdn by way of Initial Public Offering and become trading on the TSX . The funds will be used to finance our expansion of the "Video-on Demand" sector of our business and to provide working capital to expand our catalogue division.

Our auditors have issued a going concern opinion regarding the financial statements as of our last audit on June 30, 2003. This means that they are uncertain as to us being able to continue as an on-going business for the next twelve months. This opinion could change if our IPO is completed.

Liquidity and Capital Resources

Current assets as of September 30, 2003 were $131,133 and current liabilities were $242,917 compared to current assets of $179,755 and current liabilities of $162,667 as of June 30, 2003. The significant change is due to a note payable in the amount of $60,000 becoming a current liability. We now employ seven staff members and are open for business on-line 24 hours per day. We are still experiencing strain on our cash flow and a working capital deficiency. This has hampered our ability to maintain the rapid growth rate experienced in previous quarters. To date, the necessary capital has been provided by way of short terms loans and salary deferment from our senior officer, but we will require new sources of capital in order to continue to develop and expand our operation.

Results of Operations

Sales for this quarter were $198,381 compared to sales of $442,439 for the same quarter last year. However, gross profit ratio increased to 43 % this quarter, up from 32 % for the same quarter last year. We have made significant changes to our product mix, eliminating high ticket-low margin items in favor of more profitable items. We believe that there is little value in carrying products that are not profitable and are working diligently to re-define our target markets.

We do, however, need to continue to expand our exposure to the market place, advertise to attract more traffic to our web-site and to seek out new profitable sources of revenue.

The shift in sales mix to higher margin products from high volume, lower margin products has required an adjustment in our purchasing and marketing strategies. We continue to adapt to this as we gain more experience in this marketplace. At present, we are heavily dependent on sales generated through other web sites such as Amazon and Half.com. We are vulnerable to the extent that, should the selling policies of these organizations change, we could experience a significant drop in sales. We are aware of this, and are working diligently towards diversification of our sources of revenue.

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

Other Issues

On September 22, 2003, the company entered into an agreement to amalgamate with Sican Ventures Inc, a Canadian company listed on the TSX Canadian Venture Exchange. After closing, VMH shareholders would hold approximately 90 % of the outstanding shares of the amalgamated company in a qualifying transaction commonly known as a reverse merger. The transaction, which is expected to be complete later this year or early next year, is subject to regulatory approval of the B. C. Securities Commission. Concurrently with the amalgamation, the Company plans to seek new funding in the amount of $2,500,000 Cdn by way of an Initial Public Offering, the details of which will be announced when they are finalized and approved by the exchange. Management expects that this will open up opportunities for the company to finance the expansion of its business and ultimately, reach profitability.

ITEM 3. - CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Document
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of November, 2003.

VMH VIDEOMOVIEHOUSE.COM INC. (Registrant)
BY:	/s/ Steven Gaspar
Steven Gaspar, President, Principal Executive Officer, Treasurer, Principal Financial Officer and member of the Board of Directors