Form 10QSB
period 2003-12-31
VMH VIDEOMOVIEHOUSE COM INC
filed 2004-02-13
CIK 1160164

==================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [    ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of DECEMBER 31, 2003: 18,932,757

==================================================================================

PART I.

ITEM 1. - FINANCIAL STATEMENTS

To the Board of Directors and Stockholders
VMH VideoMovieHouse.com Inc.
Vancouver, British Columbia
CANADA

INDEPENDENT ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of VMH VideoMovieHouse.com Inc., as of December 31, 2003 and the related statements of operations, stockholders' equity (deficit), and cash flows for the six months ended December 31, 2003 and December 31, 2002. All information included in these financial statements is the representation of the management of VMH VideoMovieHouse.com Inc.

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

The financial statements for the year ended June 30, 2003 were audited by us and we expressed an unqualified opinion on them in our report dated July 11, 2003. We have not performed any auditing procedures since that date.

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

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
February 6, 2004

VMH VideoMovieHouse.com Inc. Balance Sheets
	December 31, 2003 (unaudited)	June 30, 2003
ASSETS
CURRENT ASSETS
Cash	$771	$16,107
Accounts receivable	25,080	24,179
Sales tax receivable	12,409	21,932
Inventory	48,719	117,537
TOTAL CURRENT ASSETS	86,979	179,755
PROPERTY AND EQUIPMENT
Property and equipment, net	35,987	40,667
TOTAL PROPERTY AND EQUIPMENT	35,987	40,667
OTHER ASSETS
Website and technology, net of amortization	62,704	125,397
Deposits	16,744	16,744
TOTAL OTHER ASSETS	79,448	142,141
TOTAL ASSETS	$202,414	$362,563

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$149,836	$146,139
Accounts payable, related parties	5,013	16,528
Notes payable - current portion	114,208	-
TOTAL CURRENT LIABILITIES	269,057	162,667

LONG-TERM LIABILITIES
Notes payable	-	63,782
TOTAL LONG-TERM LIABILITIES	-	63,782
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, no par, 200,000,000 shares authorized;
18,932,757 shares issued and outstanding	679,327	679,327
Accumulated deficit	(740,459)	(543,213)
Accumulated other comprehensive income (loss)	(5,511)	-
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(66,643)	136,114

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$202,414	$362,563

See accountant's review report and accompanying notes.

VMH VideoMovieHouse.com Inc. Statements of Operations and Comprehensive Income (Loss)

		Three Months Ended December 31,			Six Months Ended December 31,
		2003		2002	2003	2002
		(unaudited)		(unaudited)	(unaudited)	(unaudited)

REVENUES		$349,580		$645,477	$547,897	$1,087,916
COST OF GOODS SOLD		243,507		453,941	376,101	800,932
GROSS PROFIT		106,073		191,536	171,796	286,984
EXPENSES
Advertising		12,461		-	31,192	-
Consulting		16,939		16,000	30,451	16,000
Sales expense		57,142		95,830	90,916	160,975
General and administrative		20,870		18,131	29,609	39,116
Website and server		2,685		9,845	5,370	20,133
Amortization and depreciation		33,686		32,920	67,372	65,930
Professional fees		11,482		3,694	12,426	27,480
Rent and lease		4,879		3,791	9,207	7,564
Wages		41,066		45,541	92,499	100,307
TOTAL EXPENSES		201,210		225,752	369,042	437,505

LOSS FROM OPERATIONS		(95,137)		(34,216)	(197,246)	(150,521)

INCOME TAXES		-		-	-	-

NET LOSS		(95,137)		(34,216)	(197,246)	(150,521)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)		(5,511)		-	(5,511)	-

COMPREHENSIVE NET LOSS		$(100,648)		$(34,216)	$(202,757)	$(150,521)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$	nil	$	nil	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON STOCK SHARES OUTSTANDING		18,932,757		14,222,750	18,932,757	14,222,750

See accountant's review report and accompanying notes.

VMH VideoMovieHouse.com Inc. Statement of Stockholders' Equity (Deficit)
				Accumulated Other
				Comprehensive	Total
	Common Stock		Accumulated	Income	Stockholder's
	Shares	Amount	Deficit	(Loss)	Equity

Balance, June 30, 2002	14,222,750	$516,997	$(254,992)	$-	$262,005

Payment of liabilities recorded as contributed capital	-	6,830	-	-	6,830

Fractional shares issued in stock exchange	7	-	-	-	-

Shares issued for management bonus	2,000,000	20,000	-	-	20,000
at $0.01 per share
Shares issued for loan repayment and cash	1,100,000	55,000	-	-	55,000
at $0.05 per share
Shares issued for loan repayment	60,000	3,000	-	-	3,000
at $0.05 per share
Shares issued for expenses at $0.05 per share	150,000	7,500	-	-	7,500
Shares issued for services at $0.05 per share	100,000	5,000	-	-	5,000
Shares issued for payment of consulting
fees at $0.05 per share	1,300,000	65,000	-	-	65,000
Net loss for the year ended June 30, 2003	-	-	(288,221)	-	(288,221)

Balance, June 30, 2003	18,932,757	679,327	(543,213)	-	136,114

Foreign currency translation gain (loss)	-	-	-	(5,511)	(5,511)

Net loss for the six months ended
December 31, 2003 (unaudited)	-	-	(197,246)	-	(197,246)

Balance, December 31, 2003 (unaudited)	18,932,757	$679,327	$(740,459)	$(5,511)	$(66,643)

See accountant's review report and accompanying notes.

VMH VideoMovieHouse.com Inc. Statements of Cash Flows
	Six Months Ended December 31,
	2003	2002
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(197,246)	$(150,521)
Adjustments to reconcile net loss to net cash provided
(used) by operations:
Amortization and depreciation	67,373	65,930
Note issued for expenses	-	8,000
(Increase) decrease in:
Receivables	8,622	(24,828)
Inventory	68,818	(88,690)
Deposits	-	(6,339)
(Decrease) decrease in:
Accounts payable - related parties	(11,515)	(33,047)
Accounts payable	3,697	156,909
Net cash provided (used) by operating activities	(60,251)	(72,586)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(745)
Net cash (used) by investing activities	-	(745)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing	50,426	50,000
Capital contributed by shareholder	-	6,830
Net cash provided by financing activities	50,426	56,830
NET DECREASE IN CASH	(9,825)	(16,501)
Other comprehensive gain (loss) - foreign currency translation	(5,511)	-

CASH - Beginning of period	16,107	18,212
CASH - End of period	$771	$1,711

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest expense paid	$-	$-
Income taxes paid	$-	$-

See accountant's review report and accompanying notes.

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statement
December 31, 2003

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $740,459 through December 31, 2003, has limited cash resources, and has negative working capital. Although revenues for the six months ended December 31, 2003 were $547,897, the Company still sustained a net loss from operations of $197,246. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management plans to undertake a comprehensive review of its ongoing business to substantially increase sales through current channels and develop new sales opportunities.

Management has established plans designed to increase the sales of the Company's products by advertising its products in newspapers, radio and television commercials and via e-mail in the

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statement
December 31, 2003

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

Advertising Expenses
 Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company's advertising expenses were $31,192 and $-0-, for the six months ended December 31, 2003 and 2002, respectively.

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

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statement
December 31, 2003

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

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. At December 31, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Interim Financial Statements
 The interim financial statements for the period ended December 31, 2003 included herein have not been audited, at the request of the Company. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented is not necessarily indicative of the results to be expected for the full fiscal year.

Foreign Currency Translation
 The Company's functional currency is U.S. dollars. Assets and liabilities of the Company's operations are translated into U.S. dollars at the period-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. Exchange differences arising on translation are disclosed as a separate component of shareholders' equity. Realized

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statement
December 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation (continued)
 gains and losses from foreign currency transactions are reflected in the Company's results of operations.

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

At December 31, 2003 and June 30, 2003, the Company had net deferred tax assets of approximately $250,000 and $180,000, respectively, principally arising from net operating loss carryforwards for income tax purposes, which were calculated using a 34% average Canadian tax rate. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded at each reporting date. The change in the deferred tax asset valuation allowance from June 30, 2003 to December 31, 2003 was $70,000.

The significant components of the deferred tax asset at December 31, 2003 and June 30, 2003 were approximately as follows:

	December 31, 2003	June 30, 2003
Net operating loss carryforward	$740,000	$540,000

Deferred tax asset	$250,000	$180,000
Deferred tax asset valuation allowance	$(250,000)	$(180,000)

At December 31, 2003, the Company has net operating loss carryforwards of approximately $740,000 that begin to expire in the year 2020.

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

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statement
December 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Compensated Absences
 Employees of the Company's office in Vancouver, B.C. are entitled, by Canadian law, to paid time off equal to four percent of their wages. At December 31, 2003, the accrued amount is approximately $3,700.

Inventory
 Inventories, consisting of products available for sale, are recorded using the specific-identification method and valued at the lower of cost or market value. Inventory at December 31, 2003 and June 30, 2003 consists of videos for resale at a cost of $48,719 and $117,537, respectively.

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

The Company does not believe any adjustments are needed to the carrying value of its assets at December 31, 2003.

Web Site Development
Effective January 1, 2000, the Company adopted SOP 98-1 as amplified by EITF 00-2, "Accounting for Web Site Development Costs." In accordance with this early adoption, the Company has capitalized $126,121 in web site development costs. These capitalized costs are being amortized over three years.

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statement
December 31, 2003

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

Recent Accounting Pronouncements
 In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that there was no financial statement impact from the adoption of this statement.

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

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statement
December 31, 2003

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (hereinafter "SFAS No. 143"). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 and the adoption had no impact on the financial statements of the Company at December 31, 2003.

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

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statement
December 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)
 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. On September 1, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 resulted in no change to reported earnings because the Company does not have any recorded intangible assets with indefinite lives.

NOTE 3 - PROPERTY AND EQUIPMENT

Equipment is recorded at cost before accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of equipment for purposes of computing depreciation is three to fifteen years. Depreciation expense for the six months ended December 31, 2003 and 2002 was $4,680 and $3,530, respectively.

The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations. The following table sets forth the Company's principal categories of property and equipment:

	December 31, 2003	June 30, 2003
Office equipment	$30,957	$30,957
Leasehold improvement	20,858	20,858
Less amortization	(15,828)	(11,148)
Total Property and Equipment	$35,987	$40,667

NOTE 4 - INTANGIBLES

Technology and website are recorded at cost before accumulated amortization. Amortization is provided using the straight-line method over the estimated useful lives of the assets, which is three years. Amortization expense for technology and website for the six months ended December 31, 2003 and 2002 was $62,694 and $62,668, respectively.

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statement
December 31, 2003

NOTE 4 - INTANGIBLES (continued)

The following is a summary of technology and website:

	December 31, 2003	June 30, 2003
Website	$126,155	$126,155
Less amortization	(105,118)	(84,092)
	21,037	42,063

Technology assets	250,000	250,000
Less amortization	(208,333)	(166,666)
	41,667	83,334
Total website and technology, net of amortization	$62,704	$125,397

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

During the year ended June 30, 2003, the Company issued from options: 2,000,000 shares of common stock as payment for compensation with a fair market value of $20,000; 1,160,000 shares of common stock as payment for services with a fair market value of $58,000; 150,000

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statement
December 31, 2003

NOTE 5 - COMMON STOCK (continued)

shares of common stock for expenses with a fair market value of $7,500; 100,000 shares of common stock for legal services with a fair market value of $5,000; and 1,300,000 shares of common stock for consulting fees with a fair market value of $65,000.

During the six months ended December 31, 2003, the Company had no stock transactions.

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

NOTE 7- RELATED PARTY TRANSACTIONS

First American Scientific Corp, the Company's previous parent, paid liabilities for the Company which have been recorded as contributed capital. One of the Company's officers has paid expenses on behalf of the Company in the amounts of $16,528 at June 30, 2003 and $5,013 at December 31, 2003, respectively.

NOTE 8 - NOTES PAYABLE

On October 28, 2002, the Company issued a $50,000 unsecured demand note with a 10% interest rate and a stated date of maturity of June 30, 2003. Cash of $5,000 and the loan balance were applied to exercise options to purchase of 1,100,000 shares of common stock on June 13, 2003.

On June 30, 2003, the Company converted accrued wages and expenses due to a former officer to an unsecured demand note in the amount of $60,449 with a 6% interest rate and no stated date of maturity. Subsequently, on July 25, 2003, the note was sold to a finance company and secured by all the Company's assets under a general security agreement in the B.C. Personal Property Registry. During the period ending December 31, 2003, an additional $8,789 of cash and interest was added to the note for a balance of $69,238.

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statement
December 31, 2003

NOTE 8 - NOTES PAYABLE (continued)

On December 5, 2003, a shareholder loaned the Company $13,421 under a non-interest bearing unsecured demand note.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases
 The Company has a five-year lease agreement, which began on May 1, 2002, for office and warehouse space. The rent for this space is approximately $1,185 per month. The Company also pays a variable "top up" for its share of taxes and common area costs. Rent expense for the six months ended December 31, 2003 and 2002 was $9,207 and $7,564, respectively.

Following is a summary of projected lease payments for the next five fiscal years:

2004 2005 2006 2007 2008	$15,600 15,600 15,600 13,000 -

General Security Agreement on Company Assets
 See Note 8.

NOTE 10 - STOCK OPTIONS

On June 13, 2003, the Company's board of directors approved the VMH VideoMovieHouse.com 2003 Nonqualified Stock Option Plan. This plan allows the Company to distribute up to 5,000,000 options of common stock shares to officers, directors, employees and consultants through the authorization of the Company's board of directors at an average exercise price of $0.033 per share.

During the six months ended December 31, 2003, the Company did not grant any common stock options or warrants.

During the year ended June 30, 2003, the Company granted 2,000,000 common stock options for compensation at the exercise price of $0.01 and 2,710,000 common stock options for services at the exercise price of $0.05. The stock options were exercised immediately upon granting. At June 30, 2003, 290,000 common stock options remain in the 2003 Nonqualified Stock Option Plan.

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statement
December 31, 2003

NOTE 10 - STOCK OPTIONS (Continued)

Following is a summary of the status of fixed options outstanding at December 31, 2003:

	Number of Shares	Weighted Average Exercise Price

Outstanding, July 1, 2002	-	$-
Granted	4,710,000	0.033
Exercised	4,710,000	0.033
Forfeited	-	-
Expired	-	-
Outstanding, June 30, 2003	-	-
Granted	-	-
Outstanding, December 31, 2003	-	$-

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

We are well into our third year of business selling video tapes, DVD s. and CDs over the internet. Our web site is www.videomoviehouse.com for our US customers and www.videomoviehouse.ca for our Canadian customers. We do not deal in pornographic material. The web site has been in full operation for approximately 27 months. However, we are still refining our marketing systems and are working on improving the efficiency of our delivery systems. We are still incurring operating losses and experiencing shortages of working capital. If these continue over an extended period of time, we may not have sufficient capital to meet our ongoing costs, and may be unable to continue to operate. Since the failure of our proposed reverse takeover of Sican Ventures Ltd., a Canadian company which was listed on the TSX Canadian Venture Exchange, we have engaged the services of a new sponsor and have applied to be listed and trading on the OTC.BB Bulletin Board of NASDAQ .

Our auditors have issued a going concern opinion regarding the financial statements as of our last audit on June 30, 2003. This means that they are uncertain as to us being able to continue as an on-going business for the next twelve months.

Liquidity and Capital Resources

Current assets as of December 31, 2003 were $ 86,979 and current liabilities were $269,057 compared to current assets of $ 179,755 and current liabilities of $ 162,667 as of June 30, 2003. The decrease in working capital was caused when previously long term liabilities became current. We now employ six staff members and are open for business on-line 24 hours per day. We are still experiencing strain on our cash flow and a working capital deficiency. This has hampered our ability to maintain the rapid growth rate experienced in previous quarters. To date, the necessary capital has been provided by way of short terms loans and salary deferment by our senior management, but we will require new sources of capital in order to continue to develop and expand our operation.

Results of Operations

Sales for this quarter were $ 349,580, down from sales of $645,477 for the same quarter last year. Adjustments to our product mix continue as we shift to more profitable product lines. We believe that there is little value in carrying products that are not profitable and are working diligently to re-define our target markets.

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

The agreement expired and the merger did not proceed when Sican Ventures Ltd was unable to obtain required funding to meet its obligations pursuant to the merger agreement. Subsequently, Sican Ventures Ltd found itself unable to satisfy listing requirements of the TSX and was de-listed.

Trends

Top line sales have declined significantly this quarter over the last, due largely to the elimination of certain non-profitable items from our store. Margins are gradually increasing up to 31 % overall compared to 26 % in December 2002. A period of re-adjustment is expected to continue into the next quarter.

Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. At September 30, 2003, the Company determined that there was no impact to the adoption of this statement.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (hereinafter "SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of the statement effective for financial statements for fiscal years ending after December 15, 2002, are not expected to impact the Company's financial statements. The Company currently reports stock issued to employees under the rules of SFAS No. 123. Accordingly, there is no change in disclosure requirements due to SFAS No. 148.

CEO and CFO certifications

Appearing immediately following the signatures section of this report there are two separate forms of "Certifications" of the CEO and the CFO. The first form of Certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications.

Disclosure controls and internal controls

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of controls

Our management, including our CEO and CFO, confirm that the control systems are at the "reasonable assurance" level, however, management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud as a control system. No matter how well conceived and operated, they cannot provide absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. However, upon discovery that the controls have become inadequate, they will be changed.

Scope of the Controls Evaluation

Our CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by us and the effect of the controls on the information generated for use in this quarterly report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in our Internal Controls, or whether we had identified any acts of fraud involving personnel who have a significant role in our Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board of Directors Audit Committee and to our independent auditors and to report on related matters in this section of the quarterly report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

In accord with SEC requirements, our CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions

Based upon the Controls Evaluation, our CEO and CFO have concluded that, our disclosure controls are effective to ensure that material information relating to us and our subsidiary is made known to management, including our CEO and CFO, particularly during the period when our periodic reports are being prepared. Our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

Item 3. CONTROLS AND PROCEDURES

Quarterly evaluation of our disclosure controls and internal controls

Within the 90 days prior to the date of this report on Form 10-KSB, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (Disclosure Controls), and our "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of our management, including our chief executive officer (CEO) and chief financial officer (CFO). Our CEO performs the same functions as a principal executive officer and our CFO performs the same functions as a principal financial officer. Rules adopted by the SEC require that in this section of the quarterly report we present the conclusions of our CEO and our CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of February, 2004.

VMH VIDEOMOVIEHOUSE.COM INC. (Registrant)
BY:	/s/ Steven Gaspar
Steven Gaspar, President, Principal Executive Officer, Treasurer, Principal Financial Officer and member of the Board of Directors