Form 10QSB
period 2004-03-31
VMH VIDEOMOVIEHOUSE COM INC
filed 2004-05-13
CIK 1160164

==================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File No.:     333-70836

VMH VIDEOMOVIEHOUSE.COM INC.
(Exact name of registrant as specified in its charter)

BRITISH COLUMBIA	N/A
(State of other jurisdiction	(IRS Employer Identification
of incorporation or organization)	Number)

#14 - 34368 Manufacturer's Way
Abbotsford, British Columbia
Canada V2S 7M1
 (Address of principal executive offices)

(604) 852-1806
 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ]

==================================================================================

PART I.

ITEM 1. - FINANCIAL STATEMENTS

VMH VIDEOMOVIEHOUSE.COM INC.
 Consolidated Financial Statements

Board of Directors
VMH VideoMovieHouse.com Inc.
Vancouver, British Columbia
CANADA

INDEPENDENT ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying consolidated balance sheet of VMH VideoMovieHouse.com Inc., as of March 31, 2004 and the related statements of operations, stockholders' equity (deficit), and cash flows for the nine months ended March 31, 2004 and March 31, 2003. All information included in these financial statements is the representation of the management of VMH VideoMovieHouse.com Inc.

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

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
 Spokane, Washington
May 10, 2004

Members of Private Companies Practice Section, SEC Practice Section, AICPA and WSCPA
Bank of America Financial Center * 601 W. Riverside, Suite 1940 * Spokane, WA 99201
Phone (509) 838-5111 * Fax (509) 838-5114 * www.williams-webster.com

VMH VideoMovieHouse.com Inc.
Balance Sheets
	March 31,
	2004
	(unaudited)	June 30, 2003
ASSETS
CURRENT ASSETS
Cash	$-	$16,107
Accounts receivable	29,496	24,179
Sales tax receivable	7,982	21,932
Inventory	74,636	117,537
TOTAL CURRENT ASSETS	112,114	179,755
PROPERTY AND EQUIPMENT
Property and equipment, net	33,648	40,667
TOTAL PROPERTY AND EQUIPMENT	33,648	40,667
OTHER ASSETS
Website and technology, net of amortization	31,357	125,397
Deposits	16,744	16,744
TOTAL OTHER ASSETS	48,101	142,141
TOTAL ASSETS	$193,863	$362,563
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$252,698	$146,139
Overdrafts payable	17,902
Accounts payable, related party	-	16,528
Notes payable	30,118	-
TOTAL CURRENT LIABILITIES	300,718	162,667
LONG-TERM LIABILITIES
Notes payable	70,400	63,782
TOTAL LONG-TERM LIABILITIES	70,400	63,782
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, no par, 200,000,000 shares authorized;
19,032,757 and 18,932,757 shares issued and outstanding, respectively	684,327	679,327
Accumulated deficit	(861,350)	(543,213)
Accumulated other comprehensive income (loss)	(232)	-
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(177,255)	136,114
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$193,863	$362,563

See accountant's review report and accompanying notes.

VMH VideoMovieHouse.com Inc.
Statements of Operations and Comprehensive Income (Loss)

		Three Months Ended			Nine Months Ended
		March 31,			March 31,
		2004		2003	2004		2003
		(unaudited)		(unaudited)	(unaudited)		(unaudited)

REVENUES		$344,208		$324,195	$892,106		$1,412,111
COST OF GOODS SOLD		240,001		207,204	543,887		1,008,136
GROSS PROFIT		104,207		116,991	348,219		403,975
E X P E N S E S
Advertising		6,508		-	37,701		-
Consulting		22,304		12,000	52,755		28,000
Sales expense		90,214		42,143	247,469		203,118
General and administrative		27,763		13,333	63,479		52,449
Website and server		3,378		6,388	8,748		26,521
Amortization and depreciation		33,686		32,962	101,058		98,892
Professional fees		1,548		11,853	13,975		39,333
Rent and lease		4,022		2,931	13,229		10,495
Wages		35,443		58,867	127,942		159,174
TOTAL EXPENSES		224,866		180,477	666,356		617,982

LOSS FROM OPERATIONS		(120,659)		(63,486)	(318,137)		(214,007)

INCOME TAXES		-		72,700	-		150,000

NET INCOME (LOSS)		(120,659)		9,214	(318,137)		(64,007)

OTHER COMPREHENSIVE INCOME(LOSS)
Foreign currency translation gain (loss)		5,279		-	(232)		-

COMPREHENSIVE NET LOSS		$(115,380)		$9,214	$(318,369)		$(64,007)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$	nil	$	nil	$(0.02)	$	nil

WEIGHTED AVERAGE NUMBER OF BASIC
AND DILUTED COMMON STOCK
SHARES OUTSTANDING		18,966,090		14,221,750	18,954,979		14,221,750

See accountant's review report and accompanying notes.

VMH VideoMovieHouse.com Inc.
Statement of Stockholders' Equity (Deficit)

	Common Stock			Accumulated
				Other	Total
			Accumulated	Comprehensive	Stockholder's
	Shares	Amount	Deficit	Income (Loss)	Equity

Balance, June 30, 2002	14,222,750	$516,997	$(254,992)	$-	$262,005

Payment of liabilities recorded as contributed capital	-	6,830	-	-	6,830

Fractional shares issued in stock exchange	7	-	-	-	-

Shares issued for management bonus	2,000,000	20,000	-	-	20,000
at $0.01 per share
Shares issued for loan repayment and cash	1,100,000	55,000	-	-	55,000
at $0.05 per share
Shares issued for loan repayment	60,000	3,000	-	-	3,000
at $0.05 per share
Shares issued for expenses	150,000	7,500	-	-	7,500
at $0.05 per share
Shares issued for services	100,000	5,000	-	-	5,000
at $0.05 per share
Shares issued for payment of consulting fees
at $0.05 per share	1,300,000	65,000	-	-	65,000

Net loss for the year ended June 30, 2003	-	-	(288,221)	-	(288,221)

Balance, June 30, 2003	18,932,757	679,327	(543,213)	-	136,114
					-
Foreign currency translation gain (loss)	-	-	-	(232)	(232)
					-
Shares issued for services					-
at $0.05 per share	100,000	5,000	-	-	5,000
					-
Net loss for the nine months ended					-
March 31, 2004 (unaudited)	-	-	(318,137)	-	(318,137)

Balance, March 31, 2004 (unaudited)	19,032,757	$684,327	$(861,350)	$(232)	$(177,255)

See accountant's review report and accompanying notes.

VMH VideoMovieHouse.com Inc.
Statements of Cash Flows

	Nine Months Ended
	March 31,
	2004	2003
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(318,137)	$(64,007)
Adjustments to reconcile net loss to net cash provided
(used) by operations:
Amortization and depreciation	101,058	98,892
Note issued for expenses	-	8,000
(Increase) decrease in:
Receivables	8,632	35,555
Inventory	42,902	(16,943)
Deposits	-	(6,339)
Decrease (increase) in deferred taxes	-	(150,000)
Accounts payable - related parties	(16,528)	(38,242)
Accounts payable	106,559	66,864
Net cash provided (used) by operating activities	(75,514)	(66,220)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(745)
Net cash (used) by investing activities	-	(745)
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdrafts payable	17,902	-
Proceeds from borrowing	36,605	50,000
Capital contributed by shareholder	4,900	6,830
Net cash provided by financing activities	59,407	56,830

NET DECREASE IN CASH	(16,107)	(10,135)

Other comprehensive gain (loss) - foreign currency translation	-	-

CASH - Beginning of period	16,107	18,212

CASH - End of period	$-	$8,077

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest expense paid	$-	$-
Income taxes paid	$-	$-

See accountant's review report and accompanying notes.

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
March 31, 2004

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $861,350 through March 31, 2004, has limited cash resources, and has negative working capital. Although revenues for the nine months ended March 31, 2004 were $892,106, the Company still sustained a loss from operations of $318,137.These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management plans to undertake a comprehensive review of its ongoing business to substantially increase sales through current channels and develop new sales opportunities.

Management has established plans designed to increase the sales of the Company's products by advertising its products in newspapers, radio and television commercials and via e-mail in the British Columbia area and has established inbound links

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
March 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern (continued)
 that connect directly to its website from Yahoo Warehouse, Amazon.com and Half.com.

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

Advertising Expenses
 Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company's advertising expenses were $37,701 and $-0-, for the nine months ended March 31, 2004 and 2003, respectively.

Loss Per Share
 In June 1999, the Company adopted Statement of Financial Accounting Standards Statement (SFAS) No. 128, "Earnings Per Share."Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share as there are no common stock equivalents.

Derivative Instruments
 The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 133"), as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities".These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts,

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
March 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNNTING POLICIES (Continued)

Derivative Instruments (Continued)
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

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.At March 31, 2004, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Interim Financial Statements
 The interim financial statements for the period ended March 31, 2004 included herein have not been audited, at the request of the Company. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented is not necessarily indicative of the results to be expected for the full fiscal year.

Foreign Currency Translation
 The Company's functional currency is U.S. dollars. Assets and liabilities of the Company's operations are translated into U.S. dollars at the period-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. Exchange differences arising on translation are disclosed as a separate component of shareholders'

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
March 31, 2004

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

At March 31, 2004 and June 30, 2003, the Company had net deferred tax assets of approximately $289,000 and $180,000, respectively, principally arising from net operating loss carryforwards for income tax purposes, which were calculated using a 34% average Canadian tax rate. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded at each reporting date. The change in the deferred tax asset valuation allowance from June 30, 2003 to March 31, 2004 was $109,000.

The significant components of the deferred tax asset at March 31, 2004 and June 30, 2003 were approximately as follows:

	March 31,	June 30,
	2004	2003
Net operating loss carryforward	$850,000	$540,000

Deferred tax asset	289,000	180,000
Deferred tax asset valuation allowance	(289,000)	(180,000)

At March 31, 2004, the Company has net operating loss carryforwards of approximately $850,000 that begin to expire in the year 2020.

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
Notes to the Financial Statements
March 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Compensated Absences
 Employees of the Company's office in Vancouver, B.C. are entitled, by Canadian law, to paid time off equal to four percent of their wages. At March 31, 2004, the accrued amount is approximately $3,700.

Inventory
 Inventories, consisting of products available for sale, are recorded using the specific-identification method and valued at the lower of cost or market value. Inventory at March 31, 2004 and June 30, 2003 consists of videos for resale at a cost of $74,636 and $117,537, respectively.

Revenue Recognition
 The Company's policies on revenue and cost recognition are stated in Note 6.

Impaired Asset Policy
 In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (hereinafter "SFAS No. 144").SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts.

The Company does not believe any adjustments are needed to the carrying value of its assets at March 31, 2004.

Web Site Development
 Effective January 1, 2000, the Company adopted SOP 98-1 as amplified by EITF 00-2, "Accounting for Web Site Development Costs."In accordance with this early adoption, the Company has capitalized $126,121 in web site development costs. These capitalized costs are being amortized over three years.

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
March 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income
 In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (hereinafter "SFAS No. 130").SFAS No. 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS No. 130 is effective for periods beginning after December 15, 1997. The Company adopted this accounting standard, and its adoption had no effect on the Company's financial statements and disclosures.

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

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have an impact on the financial position or results of operations of the Company.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (hereinafter "SFAS No. 148").SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary addition. The statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. The Company currently reports stock issued to employees under the rules of SFAS 123. Accordingly, there is no change is disclosure requirements due to SFAS 148.

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
March 31, 2004

NOTE 3 - PROPERTY AND EQUIPMENT

Equipment is recorded at cost before accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of equipment for purposes of computing depreciation is three to fifteen years. Depreciation expense for the nine months ended March 31, 2004 and 2003 was $7,018 and $9,419 respectively.

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

	March 31, 2004	June 30, 2003
Office equipment	$30,957	$30,957
Leasehold improvements	20,858	20,858
Less accumulated depreciation	(18,168)	(11,148)
Total Property and Equipment	$33,647	$40,667

NOTE 4 - INTANGIBLES

Technology and website are recorded at cost before accumulated amortization. Amortization is provided using the straight-line method over the estimated useful lives of the assets, which is three years. Amortization expense for technology and website for the nine months ended March 31, 2004 and 2003 was $94,040 and $94,040, respectively.

	March 31,	June 30,
	2004	2003
Website	$126,155	$126,155
Less amortization	(115,631)	(84,092)
	10,524	42,063

Technology assets	250,000	250,000

Less amortization	(229,167)	(166,666)
	20,833	83,334
Total website and technology, net of amortization	$31,357	$125,397

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
March 31, 2004

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

During the nine months ended March 31, 2004, the Company issued 100,000 shares as payment for services with a fair market value of $5,000.

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
March 31, 2004

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

NOTE 7- RELATED PARTY TRANSACTIONS

First American Scientific Corp, the Company's previous parent, paid liabilities for the Company which have been recorded as contributed capital. One of the Company's officers has paid expenses on behalf of the Company in the amounts of $16,528 at June 30, 2003.

NOTE 8 - NOTES PAYABLE

On October 28, 2002, the Company issued a $50,000 unsecured demand note with a 10% interest rate and a stated date of maturity of June 30, 2003.Cash of $5,000 and the loan balance were applied to exercise options to purchase of 1,100,000 shares of common stock on June 13, 2003.

On June 30, 2003, the Company converted accrued wages and expenses due to a former officer to an unsecured demand note in the amount of $60,449 with a 6% interest rate and no stated date of maturity. Subsequently, on July 25, 2003, the note was sold to a finance company and secured by all the Company's assets under a general security agreement in the B.C. Personal Property Registry. During the period ending December 31, 2003, an additional $8,789 of cash and interest was added to the note for a balance of $69,238. During the period ending March 31, 2004, interest and principal in the amount of $2,171 was paid on the note for a balance of $70,400.

During the period ended March 31, 2004 a shareholder loaned the Company $30,118 under a non-interest bearing unsecured demand note.

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
March 31, 2004

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases
 The Company has a five-year lease agreement, which began on May 1, 2002, for office and warehouse space. The rent for this space is approximately $1,185 per month. The Company also pays a variable "top up" for its share of taxes and common area costs. Rent expense for the nine months ended March 31, 2004 and 2003 was $13,229 and $10,495, respectively.

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

During the nine months ended March 31, 2004, the Company granted 100,000 common stock options for services at the excise price of $0.05.These options were immediately exercised.

During the year ended June 30, 2003, the Company granted 2,000,000 common stock options for compensation at the exercise price of $0.01 and 2,710,000 common stock options for services at the exercise price of $0.05. The stock options were exercised immediately upon granting. At June 30, 2003, 290,000 common stock options remain in

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
March 31, 2004

NOTE 10 - STOCK OPTIONS (Continued)

the 2003 Nonqualified Stock Option Plan. At March 31, 2004, 190,000 common stock options remain in the 2003 Nonqualified Stock Option Plan.

Following is a summary of the status of fixed options outstanding at March 31, 2004:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding, July 1, 2002	$-	$-
Granted	4,710,000	0.033
Exercised	(4,710,000)	0.033
Forfeited	-	-
Expired	-	-
Outstanding, June 30, 2003	-	-
Granted	100,000	0.05
Exercised	(100,000)	0.05
Outstanding, March 31, 2004	$-	$0.033

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

We are well into our third year of business selling video tapes, DVDs and CDs over the Internet. Our web site is www.videomoviehouse.com for our US customers and www.videomoviehouse.ca for our Canadian customers. We do not deal in pornographic material. The web site has been in full operation for approximately 30 months, however, we are still refining our marketing systems, adjusting our inventory and are working on improving the efficiency of our delivery systems. We are still incurring operating losses and experiencing shortages of working capital. If these continue over an extended period of time, we may not have sufficient capital to meet our ongoing costs, and may be unable to continue to operate. Since the failure of the proposed reverse takeover of Sican Ventures Ltd., a Canadian company which was listed on the TSX Canadian Venture Exchange, we are seeking a new sponsor and are applying to be listed for trading on the Bulletin Board operated by the National Association of Securities Dealers, Inc.

Our auditors have issued a going concern opinion regarding the financial statements as of our last audit on June 30, 2003. This means that they are uncertain as to us being able to continue as an on-going business for the next twelve months.

Liquidity and Capital Resources

Current assets as of March 31, 2004 were $94,212 and current liabilities were $282,816 compared to December 31, 2003 when current assets were $86,979 and current liabilities were $269,057. On June 30, 2003 current assets were $179,755 and current liabilities of $162,667. We are still experiencing strain on our cash flow and a working capital deficiency which has hampered our ability to maintain the growth rate experienced in previous years. To date, the necessary capital has been provided by way of short terms loans and salary deferment by our senior management, but we will require new sources of capital in order to continue to develop and expand our operation.

Results of Operations

Sales for this quarter were $344,208, up from sales of $324,195 for the same quarter last year. Net loss for the quarter was $115,380 compared to a profit of $9, 214 for the same quarter last year. Shipping and handling costs were higher this quarter due to problems incurred with product supply and the resultant need to use more expensive shipping methods in order to meet delivery deadlines. We don't expect this to recur in the future. Last year's profit resulted from a one time adjustment for income taxes. We continue to make adjustments to our product mix continue as we shift to more profitable product lines. We believe that there is little value in carrying products that are not profitable and are working diligently to re-define our target markets.

At present, we are heavily dependent on sales generated through other web sites such as Amazon and Half.com. We are vulnerable to the extent that, should the selling policies of these organizations change, we could experience a significant drop in sales. We are aware of this, and are working diligently towards diversification of our sources of revenue.

We need to continue to increase our exposure to a broader market place, to advertise more to attract more traffic to our web-site and to seek out new profitable sources of revenue. For this we need more working capital which we hope to obtain through private and public offerings of our stock once the listing process is complete.

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

Trends

Top line sales improved slightly this quarter over the last, and continue to strengthen into April 2004. Margins are steady at 31% overall compared to 26% last year. A period of re-adjustment is expected to continue into the next quarter.

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

PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

	Exhibit No.	Document
(a)	31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

	32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of May, 2004.

VMH VIDEOMOVIEHOUSE.COM INC. (Registrant)

BY:	/s/ Steven Gaspar
Steven Gaspar, President, Principal Executive Officer, Treasurer, Principal Financial Officer and member of the Board of Directors