Form 10KSB
period 2004-06-30
VMH VIDEOMOVIEHOUSE COM INC
filed 2004-10-06
CIK 1160164

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - June 30, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

Commission file number 333-70836

VMH VIDEOMOVIEHOUSE.COM INC.
(Exact name of registrant as specified in its charter)

BRITISH COLUMBIA	N/A
(State or other jurisdiction of incorporation or organization)	(Employer Identification No.)

#14 - 34368 Manufacturer's Way
Abbotsford, British Columbia V2S 7M1
CANADA V2S 7M1
 (Address of principal executive offices, including zip code.)

(604) 852-1806
 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Title of each class	Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [   ]

State issuer's revenues for its most fiscal year June 30, 2004: $1,452,384.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2004: $0.01. No market currently exists for the Company's common stock.

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 16, 2004: 22,432,757.

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

Operating Concept

We purchase new and used videos, DVDs and CDs at wholesale costs and resell them in our on line Internet store. Our web site is www.videomoviehouse.com for our US customers and www.vidoemoviehouse.ca for our Canadian customers. Our objective is acquire videos, DVDs and CDs from suppliers based upon customer orders, thereby limiting the amount of product held in inventory. Because of customer demand for our tapes, DVDs, and CDs, we have established an inventory in order to meet the demand for our tapes, DVDs and CDs. The following sets for the price range for our new and used video tapes, DVDs, and CDs.

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

Source of Videos, DVDs and CDs

We sell both new and used videos, DVDs and CDs. Our new videos, DVDs and CDs are purchased from a number of sources, including ROW, Costco Wholesale Division, Hip Interactive, Lionsgate Films, Koch, and others. Our used products inventory consists mainly of used VHS tapes and is gradually being reduced because the market for used VHS has decreased dramatically with the onset of DVDs.

We purchase product based upon orders we have received and anticipate. Mark-ups on new products range from 15% to 30%, while mark-ups on used products can run as high as 200% depending upon the scarcity of titles and the prudence of our buyers.

At the present time we do not rent our products. We have initiated steps to enter the on-line DVD rental market sometime in early 2005. A fully functional DVD rental website is now in final development stages and beta testing is underway. Revenue will be derived from monthly subscription fees.

Competition

Currently, we compete with distributors, wholesalers and retailers in the sale of VHS tapes, DVDs and CDs. We will be competing with companies such as Netlix and Games N Flix, Walmart and Blockbuster directly in the on-line DVD rental market. Competition is intense and many - if not most sellers and renters of DVD products have more capital than we do.

Many wholesalers and retailers are rapidly entering the on-line sales marketplace. We anticipate further competition in the on-line DVD rental marketplace as well. As an on-line, we offer 25,000 titles. Non-online stores, such as Blockbuster, are limited to 2,500 titles per store. On-line stores do away with the need of driving to the video store, paying late fees or arriving at a video store and not finding something suitable to watch.

Some companies are coming to the realization that to stay in tune with today's economic realities - an Internet presence is a must. As such, the electronic commerce market is continuing to grow and is becoming more competitive. We expect on-line competition to continue to intensify in the future. Thus, there is no assurance that we will be able to maintain a competitive position against current or future competitors - particularly those with greater financial, marketing, service, technical and other resources. Failure to maintain a competitive position within the market could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by us may have a material adverse effect on our business, financial condition and results of operations.

Marketing

Currently we advertise on our web site and use search engines such as Google to direct traffic to our site. In the future, we plan to offer affiliate programs, advertise on cable television, in newspapers and on the radio. Plans are underway to link both the DVD rental web-site and our existing sales web-site together to offer a truly one stop movie shopping experience. We currently have distribution links set up with E-bay/Half.com and Amazon.com in North America. Potential customers can order products through these links or connect directly to our website. The company is contemplating entrance into the U.K. and European marketplace by marketing of its DVDs via Amazon.UK and EBAY in the foreseeable future. Also the company plans to launch on-line DVD rentals into the European market - once the North American launch proves successful.

Insurance

We do not maintain any insurance at this time.

Employees and Employment Agreements

At present, we have 6 full-time employees and two part-time employees. We have no employment agreements with any officers, directors or employees. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employees. Further staffing will be needed once the on-line rental division is operational. Management has identified and interviewed various candidates for management positions in the company and intends to add key individuals which bring experience, marketing and industry knowledge to the company.

Our Offices

We lease 4,000 square feet of office and warehouse space located at #14 - 34368 Manufacturer's Way, Abbotsford, British Columbia, Canada V2S 7M1. Our telephone number is (604) 852-1806. We lease our offices from Sumas Land Corp. pursuant to a written five year lease agreement. Our monthly rental is US$1,100. We are actively looking for suitable warehouse space in the Bellingham, Washington area to locate our planned rental division. The sales division will remain at our present location in Abbotsford.

Risks Factors

  Because our auditors have issued a going concern opinion and because our officers and directors will not loan any money to us, we may not be able to achieve our objectives and may have to suspend or cease operations. Our auditors have issued a going concern opinion. This means that there is doubt that we can continue as an ongoing business for the next twelve months. Because our officers and directors are unwilling to loan or advance any additional capital to us, we may have to suspend or cease operations if we do not generate sufficient revenues to support our plan of operation.

  We have a limited operating history and have losses which we expect to continue into the future. If the losses continue we will have to suspend operations or cease operations. We began operating in 2001. Our operating losses since beginning of operations have been $747,495. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

* our ability to maintain a source of videos, DVDs and CDs.
* our ability to generate revenues
* our ability to reduce our operational costs.
* our ability to raise capital to aid in our expansion plans.

  Based upon current plans, we expect to incur operating losses in future periods. We anticipate the losses to be in the neighborhood of $80,000. This will happen because our expenses of operation exceed our operational revenues. We believe our current net assets will fund existing operations until January 2005. We cannot guaranty that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

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

ITEM 2.   DESCRIPTION OF PROPERTIES.

We lease 4,000 square feet of office and warehouse space located at #14 - 34368 Manufacturer's Way, Abbotsford, British Columbia, Canada V2S 7M1. Our telephone number is (604) 852-1806. We lease our offices from Sumas Land Corp. pursuant to a written three year lease agreement. Our monthly rental is US$1,100. During the fiscal year ending June 30, 2004, we paid US$17,617 for rent.

ITEM 3.   LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4.   SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders during 2004.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

No market exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. We will attempt to have our shares listed for trading on the Bulletin Board owned by the National Association of Securities Dealers, Inc. Individuals seeking to buy or sell stock may list quotations, through their brokers, on the Pink Sheets. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so unless the shares are eventually so listed. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

We have no outstanding options or warrants, or other securities convertible into, common equity. Of the 22,432,757 shares of common stock outstanding as of September 16, 2004, all are free trading with the exception of 5,610,000 shares issued to our officers and directors, which may only be resold in compliance with Rule 144 of the Securities Act of 1933 with the exception of the one year holding period contained therein.

At June 30, 2004, there were 537 holders of record.

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

Securities authorized for issuance under equity compensation plans

We have one equity compensation plan. It is our 2003 Incentive Stock Option Plan. The Plan provides for the issuance of stock options for services rendered to us. The board of directors is vested with the power to determine the terms and conditions of the options. The plan includes 5,000,000 shares. To date option to purchase 4,810,000 shares have been granted and all options have been exercised, leaving 190,000 shares available for issuance under the plan.

			Number of securities
	Number of securities to	Weighted-average	remaining available for
	be issued upon exercise	exercise price of	future issuance under equity
	of outstanding options,	outstanding options,	compensation plans
	warrants and rights	warrants and rights	(excluding securities
Plan category	(a)	(b)	reflected in column (a)) (c)
Equity compensation
plans approved by
security holders	0	0	0

Equity compensation
plans not approved by
securities holders
2003 Plan	0	0	190,000

Total	0	0	190,000

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

We are in our fourth year of business generating revenue from sales of video tapes, DVDs. and CDs over the internet. Our web site is www.videomoviehouse.com for our US customers and www.videomoviehouse.ca for our Canadian customers. We do not deal in pornographic material. The web site has been in full operation for approximately three years. Sales for this year were approximately US$1.45 million compared to sales of US$1.78 million for last year. This represents a decrease of 8% in 2004 as compared to 2003. We are still incurring operating losses but continue to work on improving the efficiency of our systems. If these operating losses continue over an extended period of time, we may not have sufficient capital to meet our ongoing costs, and may be unable to continue to operate. We are continually adjusting our pricing strategies, our purchasing strategies, and our shipping procedures in order to achieve profitability. Our sales volumes are largely influenced by the availability of on hand inventory to a great degree and steps should be taken to increase inventory levels and thus increase sales.

Our auditors have issued a going concern opinion. This means that they are uncertain as to us being able to continue as an on-going business for the next twelve months. This is because our expenses still exceed revenues. Accordingly, we must raise cash from sources other than revenue in order to meet our ongoing financial obligations and to enable the company to move ahead with future expansion plans. We are aware of this, and are considering all our options. Management intends to seek additional capital from new equity securities offerings which will, if successful, provide funds needed to increase liquidity, fund future growth, and fully implement expansion plans. However, there is no assurance that the company will raise the required capital. If the company is unable to raise the required capital, then it will assess its future business viability

Liquidity and Capital Resources

Current assets as of June 30, 2004 were $340,244 and current liabilities were $345,802. This compares to June 30, 2003 current assets of $179,755 and current liabilities of $162,667. This significant change is due mainly to an increase in inventory needed to fulfill increased demand. We now employ eight staff members and are open for business 24 hours per day. We are still experiencing strain on our cash flow as sales growth has caused the need for more highly skilled and better paid staff, more equipment and higher inventory levels. Additional capital has been provided by way of short terms loans and salary deferment from our officers, but this is unlikely to continue.

As of June 30, 2004, we had $50,022 cash on hand, receivables of $64,254 and inventory of $225,968. This is compared to cash of $16,107 , receivables of $46,111 and inventory of $117,537 on June 30, 2003. Accounts receivable are from merchant VISA sales are usually collected within fifteen days and sales tax receivable is generally received within 90 days. If current sales levels are sustained, we should have sufficient working capital to maintain our operations in the short term, but we will still need to raise additional capital to stabilize the business, increase our sales and press ahead with expansion plans.. We are considering plans to raise funds, either by way of loans, sale of stock or a combination of both. Other than from operations, we have not identified any long-term sources of liquidity, or implemented any plan to raise additional capital. There is no assurance, even if we implemented such plans, that we will be able to sell stock or borrow any money in the future.

Results of Operations

Total sales this year were $1,452,384 compared to $1,779,049 for last year, down by 8%. Gross profit ratio overall this year was 46% compared to 41% last year. This 5% improvement in gross profit margin again can be attributed to more efficient inventory management systems being put into place during the year and the total revamping of the product mix which commenced in the first quarter. Sales for the fourth quarter this year were $560,898 compared to sales of $ 366,938 for the fourth quarter last year, up by 58%. Gross profit ratio for the fourth quarter this year was 56%. Both the sales growth and improvement in gross profit ratio are the direct result of changes in the product mix and more efficient inventory management practices. Operating expenses declined to $ 886,542 this year - down 15% from $1,006,964 last year. This decrease in operating expenses was brought about largely because of many new cost saving measures and efficiencies being brought into play during the fiscal year - one of which included a reduction of $49,535 in payroll costs. Although total losses fell to $204,282, from last years losses of $288,221, a significant injection of new capital will be required during the next 12 months to increase revenues and fund future expansion and diversification plans.

Total sales decreased this year by 8%, largely in the first quarter, due to the need of making significant changes in product mix and the revenue losses associated with making such a change. We began the elimination of high ticket, slow selling, low margin products like mainstream VHS tapes in favor of higher margin / faster selling - rare and hard to find VHS movies. Concurrently, we started the dramatic revamping of our inventory mix in favor of the more popular - faster selling - although lower margin DVD. Until this juncture our sales ratio was approximately 80% VHS vs. 20% DVD and our overall sales volumes were steadily declining. Today DVD sales make up about 80% of our sales volume and sales volumes are steadily increasing. Existing VHS sales still remain profitable, offering exceedingly high margins on rare and out of print movies but VHS market share continues to shrink due to the onset of the new and more popular DVD. Our experiences mirror what is happening in the video industry as a whole. The company has and will continue to seek out high margin close- out VHS products being offered by the studios for resale as needed but the main focus is now DVDs.

Another contributing factor in our over 8% decline in sales was poor service and the insufficient supply system of one of the company's main suppliers, which also largely effected the first quarter. This situation has since been rectified by the replacement of the distributor and the totally revamping of our inventory to feature mainly DVD products.

We continue to expand our exposure to the market place, advertise to attract more traffic to our web-site and to seek out new sources of revenue. The company believes that it has identified the on-line DVD rental market as such a source of future revenue. The company has gained much of the experience needed to operate successfully in the DVD on-line rental marketplace by virtue of its operation of an on-line video mail order business for now going onto 4 years. Our management's previous experience in the operation of non-Internet video rental stores before entry into the on-line video sales market will also aid in this diversification process.

We are experiencing a steadily rising demand for new DVD products, while sales of VHS tapes is rapidly diminishing. The market for used VHS tapes has all but disappeared with the exception of rare and hard to find movies (both new and used) which still sell at a premium. This shift in sales mix has required an adjustment in our purchasing and marketing strategies. We continue to adapt to this ever changing marketplace by adding popular and profitable new DVD titles to our offerings on a daily basis. At present, we are heavily dependent on sales generated through other web sites such as Amazon and Half.com. We are vulnerable to the extent that, should the selling policies of these organizations change, we could experience a significant drop in sales. We are aware of this, and are working diligently towards diversification of our sources of revenue. The addition of the on-line DVD rental business as a new revenue source is a step towards this, what we see as a natural and much needed diversification.

Inflation

Inflation has not been a factor effecting current operations, and is not expected to have any material effect on operations in the near future.

Foreign Operations

We rent office and warehouse space in Abbotsford, British Columbia, Canada which will serve as the corporate and administrative offices, as well as the warehousing and shipping center of the sales division. Our server and database are stored at a separate location from for our sales division. The company plans to locate its on-line rental division in the Bellingham, Washington area as soon as it becomes economically feasible.

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

ITEM 7.   FINANCIAL STATEMENTS.

Board of Directors
VMH VideoMovieHouse.com Inc.
Vancouver, British Columbia
CANADA

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of VMH VideoMovieHouse.com Inc., a British Columbia corporation, as of June 30, 2004 and 2003 and the related statements of operations, cash flows, and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VMH VideoMovieHouse.com Inc. as of June 30, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
September 2, 2004

VMH VideoMovieHouse.com Inc.
Balance Sheets
	June 30,	June 30,
	2004	2003
ASSETS
CURRENT ASSETS
Cash	$50,022	$16,107
Accounts receivable	45,872	24,179
Sales tax receivable	18,382	21,932
Inventory	225,968	117,537
TOTAL CURRENT ASSETS	340,244	179,755
PROPERTY AND EQUIPMENT
Property and equipment, net	31,319	40,667
TOTAL PROPERTY AND EQUIPMENT	31,319	40,667
OTHER ASSETS
Website and technology, net of amortization	-	125,397
Deposits	4,405	16,744
TOTAL OTHER ASSETS	4,405	142,141
TOTAL ASSETS	$375,968	$362,563

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$304,742	$146,139
Accounts payable, related parties	7,532	16,528
Line of credit	14,028	14,028
Notes payable, current portion	19,500	-
TOTAL CURRENT LIABILITIES	345,802	162,667
LONG-TERM LIABILITIES
Notes payable	3,334	63,782
TOTAL LONG-TERM LIABILITIES	3,334	63,782

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, no par, 200,000,000 shares authorized; 22,432,757
and 18,932,757 shares issued and outstanding, respectively	774,327	679,327
Accumulated deficit	(747,495)	(543,213)
TOTAL STOCKHOLDERS' EQUITY	26,832	136,114
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$375,968	$362,563

The accompanying notes are an integral part of these financial statements.

VMH VideoMovieHouse.com Inc.
Statements of Operations

	Year Ended
	June 30,	June 30,
	2004	2003

REVENUES	$1,452,384	$1,779,049

COST OF GOODS SOLD	789,731	1,052,066

GROSS PROFIT	662,653	726,983

EXPENSES
Consulting	41,513	40,000
Sales expense	387,231	456,964
General and administrative	95,041	53,582
Website and server	11,730	29,806
Amortization and depreciation	134,745	131,967
Professional fees	24,463	54,955
Rent and lease	17,617	15,953
Wages	174,202	223,737
TOTAL EXPENSES	886,542	1,006,964

LOSS FROM OPERATIONS	(223,889)	(279,981)

OTHER INCOME (EXPENSES)
Interest expense	(5,032)	(8,240)
Miscellaneous income	8,620	-
Forgiveness of debt	16,019	-
TOTAL OTHER INCOME (EXPENSES)	19,607	(8,240)

LOSS BEFORE INCOME TAXES	(204,282)	(288,221)

INCOME TAXES	-	-

NET LOSS	$(204,282)	$(288,221)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON STOCK SHARES OUTSTANDING	19,016,910	14,222,755

The accompanying notes are an integral part of these financial statements.

VMH VideoMovieHouse.com Inc.
Statement of Stockholders' Equity

	Common Stock			Total
			Accumulated	Stockholder's
	Shares	Amount	Deficit	Equity

Balance, June 30, 2002	14,222,750	$516,997	$(254,992)	$262,005

Payment of liabilities recorded as contributed capital	-	6,830	-	6,830

Fractional shares issued in stock exchange	7	-	-	-

Shares issued for management bonus	2,000,000	20,000	-	20,000
at $0.01 per share
Shares issued for loan repayment and cash	1,100,000	55,000	-	55,000
at $0.05 per share
Shares issued for loan repayment	60,000	3,000	-	3,000
at $0.05 per share
Shares issued for expenses	150,000	7,500	-	7,500
at $0.05 per share
Shares issued for services	100,000	5,000	-	5,000
at $0.05 per share
Shares issued for payment of consulting fees
at $0.05 per share	1,300,000	65,000	-	65,000

Net loss for the year ended June 30, 2003	-	-	(288,221)	(288,221)

Balance, June 30, 2003	18,932,757	679,327	(543,213)	136,114

Shares issued for services	100,000	5,000	-	5,000
at $0.05 per share

Shares issued for retirement of debt	3,400,000	90,000	-	90,000
from $0.02 to $0.08 per share

Net loss for the year ended				-
June 30, 2004	-	-	(204,282)	(204,282)

Balance, June 30, 2004	22,432,757	$774,327	$(747,495)	$26,832

The accompanying notes are an integral part of these financial statements.

VMH VideoMovieHouse.com Inc.
Statements of Cash Flows
	Year Ended
	June 30,	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(204,282)	$(288,221)
Adjustments to reconcile net loss to net cash provided
(used) by operations:
Amortization and depreciation	134,745	131,967
Stock options issued for interest repayment	-	5,000
Stock options issued for services	5,000	5,000
Stock options issued for officer expenses	-	7,500
Stock options issued for management fees	-	65,000
Stock options issued for management bonus	-	20,000
Decrease (increase) in:
Receivables	-	7,052
Inventory	-	(41,562)
Deposits	-	(6,639)
Increase (decrease) in:
Accounts payable - related parties	-	(16,577)
Accounts payable and accrued expenses	-	59,766
Net cash used by operating activities	(64,537)	(51,714)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to website	-	-
Purchase of equipment	-	(13,554)
Net cash used by investing activities	-	(13,554)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payment of) notes payable	19,500	56,333
Capital contributed by shareholder	-	6,830
Stock options issued for retirement of debt	(5,000)	-
Net cash provided by financing activities	14,500	63,163
NET INCREASE (DECREASE) IN CASH	(50,037)	(2,105)
CASH - Beginning of period	16,107	18,212
CASH - End of period	$(33,930)	$16,107
SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest expense paid	$2,096	$8,240
Income taxes paid	$-	$-
NON-CASH TRANSACTIONS
Capital contributed by First American Sceintific Corp.	$-	$6,830
Stock options for settlement of debt and interest	$90,000	$5,000
Related party accounts payable transfer to note payable	$-	$60,449
Stock options for services	$5,000	$5,000
Stock options for officer expenses	$-	$7,500
Stock options for management fees	$-	$65,000
Stock options for management bonus	$-	$20,000

The accompanying notes are an integral part of these financial statements.

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
June 30, 2004

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

In September 1999, the Company entered into an agreement with First American Scientific Corp. a Nevada corporation, whereby First American Scientific Corp. acquired 100% of the common shares of VMH in return for cash consideration of $250,000. In September 2002, the Company completed a spin-off whereby VMH became an independent, publicly reporting entity. See Note 5.

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $747,495 through June 30, 2004 and has limited cash resources. Although revenues for the year ended June 30, 2004 were $1,452,384, the Company still sustained a loss from operations of $204,282. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management plans to undertake a comprehensive review of its ongoing business to substantially increase sales through current channels and develop new sales opportunities.

Management has established plans designed to increase the sales of the Company's products by advertising its products in newspapers, radio and television commercials and via e-mail in the British Columbia area and has established inbound links

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
June 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern (continued)
 that connect directly to its website from Amazon.com and Half.com.

Management intends to seek additional capital from new equity securities offerings which will, if successful, provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. However, there is no assurance that the Company will raise the required capital. If the Company is unable to raise the required capital, then it will assess its future business viability.

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

Advertising Expenses
 Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company's advertising expenses were $19,060 and $2,654, for the years ended June 30, 2004 and 2003, respectively.

Loss Per Share
 In June 1999, the Company adopted Statement of Financial Accounting Standards Statement (SFAS) No. 128, "Earnings Per Share." Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share as there are no common stock equivalents.

Derivative Instruments
 The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 133"), as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
June 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Instruments (Continued)
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

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. At June 30, 2004, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Cash and Cash Equivalents
 For purposes of its statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments
 The carrying amounts for cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value.

Concentration of Risk
 The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash accounts are business checking accounts in Canadian and United States dollars. The United States dollar account is not insured.

Foreign Currency Translation
 The Company's functional currency is U.S. dollars. Assets and liabilities of the Company's operations are translated into U.S. dollars at the period-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. Exchange differences arising on translation are disclosed as a separate component of shareholders' equity. Realizedgains and losses from foreign currency transactions are reflected in the Company's results of operations.

Provision for Taxes
 Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (hereinafter "SFAS No.109"). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
June 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Provision for Taxes (Continued)
 and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At June 30, 2004 and June 30, 2003, the Company had net deferred tax assets of approximately $254,000 and $180,000, respectively, principally arising from net operating loss carryforwards for income tax purposes, which were calculated using a 34% average Canadian tax rate. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded at each reporting date. The change in the deferred tax asset valuation allowance from June 30, 2003 to June 30, 2004 was $74,000.

The significant components of the deferred tax asset at June 30, 2004 and June 30, 2003 were approximately as follows:

	June 30,	June 30,
	2004	2003
Net operating loss carryforward	$747,000	$540,000

Deferred tax asset	$254,000	$180,000
Deferred tax asset valuation allowance	$(254,000)	$(180,000)

At June 30, 2004, the Company has net operating loss carryforwards of approximately $747,000 that begin to expire in the year 2020.

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

Compensated Absences
 Employees of the Company's office in Vancouver, B.C. are entitled, by Canadian law, to paid time off equal to four percent of their wages. At June 30, 2004, the accrued amount is approximately $4,200.

Inventory
 Inventories, consisting of products available for sale, are recorded using the specific-identification method and valued at the lower of cost or market value. Inventory at June 30, 2004 and June 30, 2003 consists of videos for resale at a cost of $225,968 and $117,537, respectively.

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
June 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company does not believe any adjustments are needed to the carrying value of its assets at June 30, 2004.

Website Development
 Effective January 1, 2000, the Company adopted SOP 98-1 as amplified by EITF 00-2, "Accounting for Web Site Development Costs." In accordance with this early adoption, the Company has capitalized $126,155 in website development costs. These capitalized costs were amortized over three years.

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

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
June 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
 into or modified after May 31, 2004 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that there was no financial statement impact from the adoption of this statement.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Equipment is recorded at cost before accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of equipment for purposes of computing depreciation is three to fifteen years. Depreciation expense for the years ended June 30, 2004 and 2003 was $9,360 and $9,419, respectively.

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

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
June 30, 2004

NOTE 3 - PROPERTY AND EQUIPMENT (Continued)

	June 30,	June 30,
	2004	2003

Office equipment	$30,957	$30,957
Leasehold improvements	20,858	20,858
Less accumulated depreciation	(20,496)	(11,148)
Total Property and Equipment	$31,319	$40,667

NOTE 4 - INTANGIBLES

Technology and website are recorded at cost before accumulated amortization. Amortization is provided using the straight-line method over the estimated useful lives of the assets, which is three years. Amortization expense for technology and website for the years ended June 30, 2004 and 2003 was $125,397 and $125,385, respectively.

The following is a summary of technology and website:

	June 30,	June 30,
	2004	2003
Website	$126,155	$126,155
Less amortization	(126,155)	(84,092)
	-	42,063

Technology assets	250,000	250,000
Less amortization	(250,000)	(166,666)
	-	83,334
Total website and technology, net
of amortization	$-	$125,397

NOTE 5 - COMMON STOCK

The Company has 200,000,000 shares of no par common stock authorized.

In September 1999, the Company sold all its outstanding shares of common stock to First American Scientific Corp. for $250,000 cash. See Note 1.

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
June 30, 2004

NOTE 5 - COMMON STOCK (Continued)

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

On June 11, 2001, the Company's board of directors recommended and approved a motion that VMH VideoMovieHouse.com Inc. spin off into its own separate fully reporting company. In August 2002, the Company finalized its registration with the Securities and Exchange Commission to become a separate reporting entity. In September 2002, the Company issued 14,222,750 shares of common stock in accordance with the spin-off agreement. An additional seven shares of common stock were issued to complete the stock exchange.

During the year ended June 30, 2004, the Company issued from options: 100,000 shares as payment for services with a fair market value of $5,000 and 3,400,000 shares in consideration for retirement of debt with a fair market value of $90,000.

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

NOTE 6 - REVENUE AND COST RECOGNITION

The Company recognizes revenue for product sales when there is a mutually executed sales contract, when the products are shipped and title passes to customers, when the contract price and terms are fixed, and when collectibility is reasonably assured. All Internet sales are paid via credit card and are considered immediately collectible.

Cost of sales consists of the purchase price of products sold, inbound and outbound shipping charges, handling costs and packaging supplies.

The Company has sub-distributor relationships with Amazon.com and Half.com. When the Company acts as the subdistributor, it records accounts receivable for funds to be transferred to VMH's bank account. The transfer of funds usually takes four to fourteen days.

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
June 30, 2004

Economic Dependency
 During the fiscal years ended June 30, 2004 and 2003, approximately 97% the Company's sales are through Amazon.com and Half.com.

NOTE 7- RELATED PARTY TRANSACTIONS

First American Scientific Corp, the Company's previous parent, paid liabilities for the Company which have been recorded as contributed capital. One of the Company's officers has paid expenses on behalf of the Company in the amounts of $7,532 at June 30, 2004.

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

During the period ending June 30, 2004, 3,000,000 shares of the Company's common stock were issued as consideration for retirement of $60,000 of the aforementioned debt. The remaining balance of the note was cancelled by termination of a letter of credit.

On June 25, 2004, the Company issued a $19,500 unsecured demand note with a 12% interest rate and a stated maturity date of December 25, 2004. The note was issued in consideration for consulting services received.

The Company has an operating line of credit with its Canadian Bank for $22,500. The interest rate is prime plus 3.5%. At June 30, 2004 the balance on this line of credit is $14,028.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases
 The Company has a five-year lease agreement, which began on May 1, 2002, for office and warehouse space. The rent for this space is approximately $1,185 per month. The Company also pays a variable "top up" for its share of taxes and common area costs. Rent expense for the years ended June 30, 2004 and 2003 was $17,617 and $15,953, respectively.

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
June 30, 2004

Following is a summary of projected lease payments for the next five fiscal years:

2005	$15,600
2006	15,600
2007	13,000
2008	-

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

General Security Aggreement on Company Assets
 See Note 8.

NOTE 10 - COMMON STOCK OPTIONS

On June 13, 2003, the Company's board of directors approved the VMH VideoMovieHouse.com 2003 Nonqualified Stock Option Plan. This plan allows the Company to distribute up to 5,000,000 options of common stock shares to officers, directors, employees and consultants through the authorization of the Company's board of directors at an average exercise price of $0.033 per share.

On March 24, 2004, the Company's board of directors approved the VMH VideoMovieHouse.com 2004 Nonqualified Stock Option Plan. This plan allows the Company to distribute up to 5,000,000 options of common stock shares to officers, directors, employees and consultants through the authorization of the Company's board of directors at an exercise price of up to $0.25 per share.

The following is a summary of the Company's open stock option plans:

			Number of
			securities
	Number of		remaining
	securities to be		available for
	issued upon	Weighted-average	future issuance
Equity compensation	exercise of	exercise price of	under equity
plans not approved by	outstanding	outstanding	compensation
shareholders	options	options	plans
2003 Stock Option Plan	-	-	290,000
2004 Stock Option Plan	-	-	500,000
Total	-	-	790,000

VMH VideoMovieHouse.com Inc.
Notes to the Financial Statements
June 30, 2004

During the year ended June 30, 2003, the Company granted 2,000,000 common stock options for compensation at the exercise price of $0.01 and 2,710,000 common stock options for services at the exercise price of $0.05. The stock options were exercised immediately upon granting. At June 30, 2003, 290,000 common stock options remain in the 2003 Nonqualified Stock Option Plan.

NOTE 10 - COMMON STOCK OPTIONS (Continued)

During the year ended June 30, 2004, the Company granted 3,400,000 common stock options in consideration for debt retirement at exercise prices ranging from $0.02 to $0.08 per share valued at $90,000 and 100,000 options as payment for consulting services valued at $5,000. These options were immediately exercised.

The following is a summary of the status of fixed options outstanding at June 30, 2004:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding, July 1, 2002	-	$-
Granted	4,710,000	0.03
Exercised	(4,710,000)	0.03
Outstanding, June 30, 2003	-	-
Granted	3,500,000	0.03
Exercised	(3,500,000)	0.03
Outstanding, June 30, 2004	-	$-

NOTE 11 - CONCENTRATIONS

The Company's revenues are derived predominantly from Amazon.com and Half.com sales via the Internet.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.   CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)     Changes in Internal Control over Financial Reporting: There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The name, age and position held by our directors and officers is as follows:

Name and Address	Age	Position(s)
Steven Gaspar	53	President, Principal Executive Officer, Treasurer,
33677 Wildwood Drive		Principal Financial Officer and a member of the
Abbotsford, B.C.		Board of Directors
Canada V2S 1S2

James Carroll	54	Chief Operating Officer and a member of the Board
40218 Wells Line Road		of Directors
Abbotsford, B.C.
Canada V3G 2K7

Background of Officers and Directors

Since August 31, 2002, Mr. Gaspar has been the president, chief executive officer, treasurer, chief financial officer and a member of the board of directors. From March 1996 until September 1997, Mr. Gaspar, was the owner/operator of two retail video stores in Abbotsford, British Columbia, Canada. In October 1997, he was a partner in a chain of retail five stores, called Movies, Movies, located in the Vancouver area. In September 1999, Mr. Gaspar, became our general manager and played an instrumental role in our development and implementation.

On April 1, 2004, Mr. Carroll was appointed to our board of directors and on July 2, 2004, Mr. Carroll was appointed our chief operating officer. From February 1992 until August 2003 Simbatang Financial Services Ltd. President and sole owner. Company assisted clients in obtaining mortgage financing. The Mr. Carroll also did consulting through this company to assist individuals and companies with financial and banking needs. He also provided management recommendations to various businesses.

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

Summary Compensation Table

						Long Term Compensation
			Annual Compensation			Awards	Payouts
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)
				Other		Securities
				Annual	Restricted	Underlying		All Other
Name and Principal				Compens	Stock	Options/	LTIP	Compens
Position	Year	Salary	Bonus	ation	Award(s)	SARs	Payouts	ation

Steven Gaspar	2004	52,000	-	-	-	-	-	-
President	2003	52,000	-	-	-	2,210,000	-	-
	2002	48,000	-	-	-	-	-	-

James Carroll	2004	-	-	-	-	-	-	-
Chief Operating Officer	2003	-	-	-	-	-	-	-
	2002	-	-	-	-	-	-	-

Calvin Kantonen	2004	-	-	-	-	-	-	-
President	2003	-	-	-	-	-	-	-
(resigned 8/02)	2002	-	-	-	-	-	-	-

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors, other than our 2003 Incentive Stock Option Plan. Under this Plan, the board of directors is vested with discretionary authority to grant options to persons furnishing services to us. There were 5,000,000 shares in the plan. 4,810,000 shares have been issued as a result of the exercise of options. 190,000 shares remain in the plan.

Future Compensation of Our Officers

For the fiscal year ending June 30, 2005, we intend to pay Mr. Gaspar a salary of $52,000 per annum and issue him options to acquire 10,000,000 shares of common stock at an exercise price of $0.01 per share and Mr. Carroll a salary of $52,000 per annum and issue him options to acquire 10,000,000 shares of common stock at an exercise price of $0.01 per share.

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

We do not expect to pay any salaries to our officers except Messrs. Gaspar and Carroll as noted herein until such time as we generate sufficient revenues to do so.

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

Number and Address
Beneficial Owner [1]	Number of Shares	Percentage of Ownership

Steven Gaspar	2,385,000	10.63%
33677 Wildwood Drive
Abbotsford, B.C.
Canada V2S 1S2

James Carroll	-0-	0.00%
40218 Wells Line Road
Abbotsford, B.C.
Canada V3G 2K7

All Officers and Directors	2,385,000	10.63%
as a Group (2 Persons)

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

Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-70836 on October 3, 2001. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description

3.1	Articles of Incorporation.
3.2	Amended Articles of Incorporation.
3.3	Amended Articles of Incorporation.
3.4	Special Resolution.
3.5	Board Resolution authorizing split on 9/20/01.
3.6	Board Resolution authorizing amended split on 12/20/01.
3.7	Board Resolution authorizing spin-off.
3.8	Memorandum of Articles authorizing 20,000,000 shares of common stock.
3.9	Board resolution authorizing amended split at 3/30/02.
4.1	Specimen Stock Certificate.
10.1	Agreement with Amazon.com.
10.2	Agreement with Half.com.
99.1	Form F-X.

The following Exhibits are incorporated herein by reference from the Registrant's Form S-8 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-106444 on June 25, 2003. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Description

10.1	2003 Nonqualified Stock Option Plan.

The following Exhibits are incorporated herein by reference from the Registrant's Form 10-KSB filed with the Securities and Exchange Commission, on September 25, 2003. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Description

14.1	Code of Ethics
99.1	Audit Committee Charter
99.2	Disclosure Committee Charter

The following exhibits are filed with this report:

Exhibit No.	Description

23.1	Consent of Williams & Webster, P.S.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Williams and Webster, P.S., Certified Public Accountants, are the Company's independent auditors to examine the financial statements of the Company for the fiscal year ending June 30, 2004. Williams & Webster, P.S. has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

Williams & Webster, P.S. was paid aggregate fees of approximately $26,000 for the fiscal year ended June 30, 2004 and approximately $22,000 for the fiscal year ended June 30, 2003 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSBs during these fiscal years.

Audit-Related Fees

Williams & Webster P.S. was not paid additional fees for the fiscal year ended June 30, 2004 and June 30, 2003 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

Williams & Webster, P.S. was not paid any aggregate fees for the fiscal year ended June 30, 2004 and for the fiscal year ended June 30, 2003 for professional services rendered for tax compliance, tax advice and tax planning. This service was not provided.

All Other Fees

Williams & Webster, P.S. was paid no other fees for professional services during the fiscal years ended June 30, 2004 and June 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of October, 2004.

VMH VIDEOMOVIEHOUSE.COM INC.
(Registrant)

BY:	/s/ Steven Gaspar
Steven Gaspar, President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer, and member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date

/s/ Steven Gaspar	President, Principal Executive Officer,	10/5/2004
Steven Gaspar	Treasurer, Principal Financial Officer and a member of the Board of Directors

/s/ James Carroll	Chief Operating Officer and a member	10/5/2004
James Carroll	of the Board of Directors