Form 10QSB
period 2004-09-30
VMH VIDEOMOVIEHOUSE COM INC
filed 2004-11-15
CIK 1160164

===================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2004

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File No.: 333-70836

VMH VIDEOMOVIEHOUSE.COM INC.
(Exact name of registrant as specified in its charter)

BRITISH COLUMBIA	N/A
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

#14 - 34368 Manufacturer's Way
Abbotsford, British Columbia, Canada V2S 7M1
 (Address of principal executive offices)

(604) 852-1806
 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ]

===================================================================================

PART I.

ITEM 1. - FINANCIAL STATEMENTS

VMH VideoMovieHouse.com Inc.
 Consolidated Financial Statements

TABLE OF CONTENTS

PAGE
FINANCIAL STATEMENTS
Consolidated Balance Sheets	F-1
Consolidated Statements of Operations and Comprehensive Income (Loss)	F-2
Consolidated Statements of Cash Flows	F-3
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-4

VMH VideoMovieHouse.com Inc.
Balance Sheets
	September 30,	June 30,
	2004	2004
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$-	$35,994
Accounts receivable	39,287	45,872
Sales tax receivable	22,214	18,382
Inventory	203,583	225,968
TOTAL CURRENT ASSETS	265,084	326,216
PROPERTY AND EQUIPMENT
Property and equipment, net	28,956	31,319
TOTAL PROPERTY AND EQUIPMENT	28,956	31,319
OTHER ASSETS
Website and technology, net of amortization	-	-
Deposits	3,994	4,405
TOTAL OTHER ASSETS	3,994	4,405

TOTAL ASSETS	$298,034	$361,940

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$274,743	$290,742
Accounts payable, related parties	61	7,532
Overdrafts payable	14,190	-
Notes payable, current portion	19,500	19,500
TOTAL CURRENT LIABILITIES	308,494	317,774
LONG-TERM LIABILITIES
Notes payable	3,334	3,334
TOTAL LONG-TERM LIABILITIES	3,334	3,334

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, no par, 200,000,000 shares authorized; 22,622,757
and 22,432,757 shares issued and outstanding, respectively	790,823	774,327
Subscriptions receivable	(9,025)	-
Accumulated deficit	(729,631)	(733,495)
Other comprehensive income (loss)	(65,961)	-
TOTAL STOCKHOLDERS' EQUITY	(13,794)	40,832

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$298,034	$361,940

The accompanying condensed notes are an integral part of these financial statements.

VMH VideoMovieHouse.com Inc.
Statements of Operations
		Three Months Ended
		September 30,	September 30,
		2004	2003
		(unaudited)	(unaudited)

REVENUES, net		$679,553	$198,318

COST OF GOODS SOLD		432,331	132,595

GROSS PROFIT		247,222	65,723

EXPENSES
Consulting		-	12,000
Sales and marketing expense		159,970	33,774
General and administrative		27,074	13,450
Website and server		741	2,685
Amortization and depreciation		2,352	33,686
Professional fees		16,927	16,476
Rent and lease		4,045	4,329
Wages		44,228
Foreign currency transaction gain		(13,396)	51,433
TOTAL EXPENSES		241,941	167,833

LOSS FROM OPERATIONS		5,281	(102,110)

OTHER INCOME (EXPENSES)
Interest expense		(1,417)	-
TOTAL OTHER INCOME (EXPENSES)		(1,417)	-

INCOME (LOSS) BEFORE INCOME TAXES		3,864	(102,110)

INCOME TAXES		-	-

NET INCOME (LOSS)		3,864	(102,110)

OTHER COMPREHENSIVE LOSS
Foreign currency translation gain (loss)		(65,961)	-
COMPREHENSIVE LOSS		$(62,097)	$(102,110)
BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$	nil	$(0.01)
WEIGHTED AVERAGE NUMBER OF BASIC
AND DILUTED COMMON STOCK
SHARES OUTSTANDING		22,583,518	18,932,757

The accompanying condensed notes are an integral part of these financial statements.

VMH VideoMovieHouse.com Inc.
Statements of Cash Flows
	Three Months Ended
	September 30,	September 30,
	2004	2003
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss (loss)	$3,864	$(102,110)
Adjustments to reconcile net loss to net cash provided
(used) by operations:
Amortization and depreciation	2,363	33,687
(Increase) decrease in:
Receivables	2,753	14,318
Inventory	22,385	18,197
Deposits	411	-
Increase (decrease) in:
Accounts payable - related parties	-	(772)
Accounts payable and accrued expenses	(15,999)	20,573
Net cash provided (used) by operating activities	15,777	(16,107)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash (used) by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Overdrafts	14,190	-
Net cash provided by financing activities	14,190	-

NET INCREASE (DECREASE) IN CASH	29,967	(16,107)

Foreign currency translation gain (loss)	(65,961)	-

CASH - Beginning of period	35,994	16,107

CASH - End of period	$-	$-

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest expense paid	$-	$-
Income taxes paid	$-	$-

NON-CASH TRANSACTIONS
Capital contributed by officer	$7,471	$-

The accompanying condensed notes are an integral part of these financial statements.

VMH VIDEOMOVIEHOUSE.COM INC.
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
September 30, 2004

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included.

These condensed interim financial statements and notes thereto, should be read in conjunction with the Company's Annual Report on Form 10KSB for the year ended June 30, 2004.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At September 30, 2004, the Company had negative working capital, limited cash resources, and an accumulated deficit of $729,631. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Continuation of the Company is dependent on achieving sufficiently profitable operations and possibly obtaining additional financing. Management has and is continuing to raise additional capital from various sources. There can be no assurance that the Company will be successful in raising additional capital should it decide additional capital is required. The financial statements do not include any adjustment relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2 - COMMON STOCK

During the three months ending September 30, 2004, the Company issued 190,000 shares of common stock for a subscription receivable of $9,025. Subsequent to September 30, 2004 the $9,025 subscription was received in cash.

NOTE 3 - STOCK OPTIONS

On June 13, 2003, the Company's board of directors approved the VMH VideoMovieHouse.com 2003 Nonqualified Stock Option Plan. This plan, subject to the authorization of the Company's board of directors, allows the Company to distribute up to 5,000,000 options on common stock shares to officers, directors, employees and consultants at an average exercise price of $0.033 per share.

VMH VIDEOMOVIEHOUSE.COM INC.
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
September 30, 2004

On March 24, 2004, the Company's board of directors approved the VMH VideoMovieHouse.com 2004 Nonqualified Stock Option Plan. This plan, subject to the authorization of the Company's board of directors, allows the Company to distribute up to 5,000,000 options on common stock shares to officers, directors, employees and consultants at an exercise price of up to $0.25 per share.

The following is a summary of the Company's open stock option plans:

			Number of
	Number of		securities
	securities to be	Weighted-	remaining
	issued upon	average exercise	future issuance
Equity compensation	exercise of	price of	under equity
plans not approved by	outstanding	outstanding	compensation
shareholders	options	options	plans
2003 Stock Option Plan	-	$-	290,000
2004 Stock Option Plan	-	-	500,000
Total	-	$-	790,000

During the quarter ended September 30, 2004 the Company granted 190,000 common stock options in consideration for services rendered at an exercise price of $0.04. These options were immediately exercised.

During the year ended June 30, 2004, the Company granted 3,400,000 common stock options in consideration for debt retirement at exercise prices ranging from $0.02 to $0.08 per share valued at $90,000 and 100,000 options as payment for consulting services valued at $5,000. These options were immediately exercised.

The following is a summary of the status of fixed options outstanding at September 30, 2004:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding, July 1, 2002	-	$-
Granted	4,710,000	0.03
Exercised	(4,710,000)	0.03
Outstanding, June 30, 2003	-	-
Granted	3,500,000	0.03
Exercised	(3,500,000)	0.03
Outstanding, June 30, 2004	-	-
Granted	190,000	0.04
Exercised	(190,000)	0.04
Outstanding, September 30, 2004	-	$-

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

We are well into our fourth year of business selling video tapes, DVD s. and CDs over the internet. Our web site is www.videomoviehouse.com for our US customers and www.videomoviehouse.ca for our Canadian customers. We do not deal in pornographic material. The sales website was redesigned in 2004 and the rental website is now completed and ready for launch.

We produced a profit exceeding $100,000 in the fourth quarter ending June 30, 2004 and a net income of $3,864 in the quarter ending September 30, 2004. The comprehensive loss is due to cash conversions from the US dollars to Canadian Dollars and back again to US dollars to complete our financials. On June 30th we exchanged US dollars for $1.32, on September 30th we exchanged US dollars for $1.25. This down ward trend in the US dollar has contributed to a reported net loss as account balances are converted back at $0.78 US dollars. While our inventory was calculated at $0.78 US dollar against $0.75 June 30,th resulting in a additional comprehensive loss of $65,961, reporting of transactions with shifting exchange rates contributed significantly to our first quarter loss.

Management has completed a review of the warehouse operations and put new procedures into place which has reduced our shipping and handling cost substantially. This has also improved our service and the delivery of goods to our customers.

Our auditors have issued a going concern opinion regarding the financial statements as of our last audit on June 30, 2004. This means that they are uncertain as to us being able to continue as an on-going business for the next twelve months. To address this concern management will look to raise additional capital from the placement of company securities in the second and third quarters. We do not know if this plan will be successful.

Liquidity and Capital Resources

Current assets as of September 30, 2004 were $ 265,084 and current liabilities were $ 302,765 compared to June 30, 2004 when current assets were $ 308,494 and current liabilities were $317,774 We are still experiencing strain on our cash flow and a working capital deficiency which has hampered our ability to increase further the growth rate experienced in the past year year. To date, the necessary capital has been provided by way of short terms loans and salary deferment by our senior management, but we will require new sources of capital in order to continue to develop and expand our operation. This situation is being addressed by management and a complete review of the Companies business plan and strategy will be put into effect in the second quarter.

Results of Operations

Sales for this quarter were $ 679,533, up from sales of $198,318 for the same quarter last year. Net income for the quarter was $3,864 compared to a loss of $ 102,110 for the same quarter last year. Cash provided by operations is $15,777 compared to cash used by operations of $16,107 for the same quarter last year. We continue to make adjustments to our product mix continue as we shift to more profitable product lines. We believe that there is little value in carrying products that are not profitable and are working diligently to re-define our target markets.

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

Trends

Top line sales improved dramatically over both the previous quarter and the same quarter last year. We project that trend to continue into increase into the second quarter. Margins are 41.9%

Accounting Pronouncements

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

ITEM 3.     CONTROLS AND PROCEDURES

Quarterly evaluation of our disclosure controls and internal controls

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, VMH VideoMovieHouse.com Inc. Chairman (Principal Executive Officer) and VMH VideoMovieHouse.com Inc. Executive Vice President and Chief Financial Officer (Principal Financial Officer) evaluated, with the participation of VMH VideoMovieHouse.com Inc. management, the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, VMH VideoMovieHouse.com Inc. Principal Executive and Principal Financial Officer each concluded that the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal controls over financial reporting that occurred during the Company's most recent quarter that may have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

	Exhibit No.	Document
(a)	31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended

	32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of November, 2004.

VMH VIDEOMOVIEHOUSE.COM INC.
(Registrant)

BY:	/s/ Steven Gaspar
Steven Gaspar, President, Principal Executive Officer, Treasurer, Principal Financial Officer and member of the Board of Directors