Form 10QSB
period 2004-12-31
VMH VIDEOMOVIEHOUSE COM INC
filed 2005-02-14
CIK 1160164

=========================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED December 31, 2004
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File No.: 333-70836

VMH VIDEOMOVIEHOUSE.COM INC.
(Exact name of registrant as specified in its charter)

BRITISH COLUMBIA	N/A
(State of other jurisdiction	(IRS Employer Identification
of incorporation or organization)	Number)

14 - 34368 Manufacturer's Way
Abbotsford, British Columbia, Canada V2S 7M1
(Address of principal executive offices)

(604) 852-1806
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

=========================================================================

PART I.

ITEM 1. - FINANCIAL STATEMENTS

VMH VideoMovieHouse.com Inc. Balance Sheets
	December 31,
	2004	June 30,
	(unaudited)	2004
ASSETS
CURRENT ASSETS
Cash	$73,594	$35,994
Accounts receivable	50,695	45,872
Sales tax receivable	69,526	18,382
Inventory	328,443	225,968
TOTAL CURRENT ASSETS	522,258	326,216

PROPERTY AND EQUIPMENT
Property and equipment, net	28,967	31,319
TOTAL PROPERTY AND EQUIPMENT	28,967	31,319

OTHER ASSETS
Website and technology	65,000	-
Deposits and prepaids	5,707	4,405
TOTAL OTHER ASSETS	70,707	4,405
TOTAL ASSETS	$621,932	$361,940

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$457,396	$290,742
Accounts payable, related parties	1,245	7,532
Notes payable - current portion	-	19,500
TOTAL CURRENT LIABILITIES	458,641	317,774

LONG-TERM LIABILITIES
Notes payable	3,690	3,334
TOTAL LONG-TERM LIABILITIES	3,690	3,334

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, no par, 200,000,000 shares authorized;
32,552,757 shares issued and outstanding	1,072,323	774,327
Stock options	15,900	-
Accumulated deficit	(885,006)	(733,495)
Accumulated other comprehensive income (loss)	(43,616)	-
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	159,601	40,832

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$621,932	$361,940

See accompanying condensed notes.

VMH VideoMovieHouse.com Inc. Statements of Operations and Comprehensive Income (Loss)

		Three Months Ended			Six Months Ended
		December 31,			December 31,
		2004		2003	2004	2003
		(unaudited)		(unaudited)	(unaudited)	(unaudited)

REVENUES, net		$1,025,589		$349,580	$1,705,142	$547,897

COST OF GOODS SOLD		595,189		243,507	1,027,520	376,101

GROSS PROFIT		430,400		106,073	677,622	171,796

EXPENSES
Advertising		-		12,461	-	31,192
General and administrative		350,063		102,515	541,893	165,553
Amortization and depreciation		2,328		33,686	4,680	67,372
Professional fees		216,994		11,482	233,921	12,426
Wages		31,630		41,066	75,858	92,499
Foreign currency transaction gain (loss)		(13,823)		-	(27,219)	-
TOTAL EXPENSES		587,192		201,210	829,133	369,042

INCOME (LOSS) FROM OPERATIONS		(156,792)		(95,137)	(151,511)	(197,246)

INCOME TAXES		-		-	-	-

NET INCOME (LOSS)		(156,792)		(95,137)	(151,511)	(197,246)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)		22,345		(5,511)	(43,616)	(5,511)

COMPREHENSIVE NET INCOME (LOSS)		$(134,447)		(100,648)	$(195,127)	$(202,757)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$	nil	$	nil	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF BASIC
AND DILUTED COMMON STOCK
SHARES OUTSTANDING		32,119,424		18,932,757	27,307,757	18,932,757

See accompanying condensed notes.

VMH VideoMovieHouse.com Inc. Statements of Cash Flows
	Six Months Ended
	December 31,
	2004	2003
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(151,511)	$(197,246)
Stock issued for services	197,000
Adjustments to reconcile net income (loss) to net
cash provided (used) by operations:
Amortization and depreciation	4,680	67,373
(Increase) decrease in:
Receivables	(55,967)	8,622
Inventory	(102,475)	68,818
Deposits	(1,302)	-
Accounts payable - related parties	(6,287)	(11,515)
Accounts payable	166,654	3,697
Net cash provided (used) by operating activities	50,792	(60,251)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided (used) by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing	-	50,426
Net cash provided (used) by financing activities	-	50,426

NET INCREASE (DECREASE) IN CASH	50,792	(9,825)

Other comprehensive gain (loss) - foreign currency translation	(13,192)	(5,511)

CASH - Beginning of period	35,994	16,107

CASH - End of period	$73,594	$771

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest expense paid	$-	$-
Income taxes paid	$-	$-

SIGNIFICANT NON-CASH TRANSACTIONS
Stock options issued for services for development of website	$65,000	$-
Common stock issued for services	$197,000	$-
Common stock issued for debt	$19,500	$-

See accompanying condensed notes.

VMH VIDEOMOVIEHOUSE.COM INC.
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
December 31, 2004

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2004, the Company had limited cash resources, and an accumulated deficit of $885,006. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 2 - COMMON STOCK

During the three months ending December 31, 2004 the Company issued 190,000 shares of common stock for the forgiveness of debt of $21,588 and issued 8,440,000 shares of common stock for consulting services of $197,000. The Company also issued 1,300,000 shares of common stock for expenses of $65,000 incurred for new web site development. This new web site development will enable the Company to launch DVD rentals into the Canadian and United States markets, while also increasing video sales in the North American market.

VMH VIDEOMOVIEHOUSE.COM INC.
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
December 31, 2004

NOTE 3 - STOCK OPTIONS

On June 13 2003, the Company's board of directors approved the VMH VideoMovieHouse.com 2003 Nonqualified Stock Option Plan. This plan, subject to the authorization of the Company's board of directors, allows the Company to distribute up to 5,000,000 options on common stock shares to officers, directors, employees and consultants at an average exercise price of $0.001 per share.

On March 24, 2004, the Company's board of directors approved the VMH VideoMovieHouse.com 2004 Nonqualified Stock Option Plan. This plan, subject to the authorization of the Company's board of directors, allows the Company to distribute up to 5,000,000 options on common stock shares to officers, directors, employees and consultants at an exercise price of up to $0.25 per share.

On October 8, 2004 the board of directors approved an increase in S-8 stock to 15,000,000 options on common stock shares to officers, directors, employees and consultants at an exercise price of up to $0.03 per share.

The following is a summary of the Company's open stock option plans:

Equity compensation plans not approved by shareholders	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
2003 Stock Option Plan	-	$-	-
2004 Stock Option Plan	-	-	70,000
Total	-	$-	70,000

During the quarter ended December 31, 2004 the Company granted 7,500,000 common stock options for services of $150,000. These options were issued to consultants assisting in the expansion of the Company's operations into Europe. The Company also granted 1,300,000 shares to the website developers for compensation of $65,000. Jim Carroll, Chief Operating Officer, received 940,000 shares of common stock options for services of $47,000. Cal Kantonen received 190,000 shares of common stock options as settlement in full of a debt of $21,588. All options were immediately exercised.

During the year ended June 30, 2004, the Company granted 3,400,000 common stock options in consideration for debt retirement at exercise prices ranging from $0.02 to $0.08 per share valued at $90,000 and 100,000 options as payment for consulting services valued at $5,000. These options were immediately exercised.

VMH VIDEOMOVIEHOUSE.COM INC.
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
December 31, 2004

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

We are in the business of selling DVD's CD's and Video tapes over the Internet. Our web site is www.videomoviehouse.com. We have commenced selling in the United Kingdom via Amazon.UK in December 2004 on a test basis with plans to expand into France, Germany and Japan with Amazon in 2005. We will also launch our own web site in each of these countries. We have completed the construction of our rental web site and Alpha testing is now being completed. We expect to launch Beta testing to the public in the third quarter.

To assist the Company with the planned expansion the company has secured the services of consultants located in the UK, Germany and USA to assist in bringing about the effectiveness of our business plan of operations in Europe.

Our auditors have issued a going concern opinion regarding the financial statements. This means that they are uncertain as to our being able to continue as an on-going business for the next twelve months. To address this concern management has secured an equity line purchase agreement with A.I. International Corporate Holdings Ltd. for up to $10,000,000. The Company expects to start to draw on this equity line in the third quarter to finance inventory and purchase of equipment that will fully automate the rental procedures.

Liquidity and Capital resources

Current assets as of December 31, 2004 were $522,258 and current liabilities were $458,641 compared to June 30, 2004 when assets were $326,216 and current liabilities were $317,774. We are still experiencing strain on our cash flow and a working capital deficiency which restricts our growth, however, management is confident that actions taken in the second quarter should solve these problems in the third quarter.

Results of Operations

Net sales for the quarter were $1,025,589 up dramatically from $349,580 for the same quarter last year, this equates to a 293% of last year sales. Net loss for the quarter was $156,792 compared to a loss of $95,137 last year for the same quarter.

Inflation

Inflation has not been a factor effecting current operations, and is not expected to have any material effect on operations in the near future.

Foreign Operations

We rent office and warehouse space in Abbotsford, British Columbia, Canada which serves as the corporate and administrative as well as warehouse and shipping center. Our server and database are stored at a separate location.

Trends

Top line sales continue to improve over both the previous quarter and the same quarter last year. We project that trend to continue to increase as we launch in new markets in Europe and Asia.

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

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, which amends Financial Accounting Standard Statement No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This Statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.153. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensations." This Statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in FASB Statement 123. This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans."

A nonpublic entity will measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of those instruments, except in certain circumstances.

A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. A nonpublic entity may elect to measure its liability awards at their intrinsic value through the date of settlement.

The grant-date fair value of employee share options and similar instruments will be estimated using the option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).

Excess tax benefits, as defined by this Statement, will be recognized as an addition to paid-in-capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expenses, unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset.

The notes to the financial statements of both public and nonpublic entities will disclose information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements.

The effective date for public entities that do not file as small business issuers will be as of the beginning of the first interim annual reporting period that begins after June 15, 2005. For public entities that file as small business issuers and nonpublic entities, the effective date will be as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, with earlier adoption encouraged. Management believes the adoption of this Statement will have no impact on the financial statements of the Company, as the Company currently uses FASB 123 for all of its stock based compensation.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of February, 2005.

VMH VIDEOMOVIEHOUSE.COM INC. (Registrant)

BY: /s/ Steven Gaspar
Steven Gaspar, President, Principal Executive Officer, Treasurer, Principal Financial Officer and member of the Board of Directors