Form 10QSB
period 2005-03-31
VMH VIDEOMOVIEHOUSE COM INC
filed 2005-05-19
CIK 1160164

=========================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2005
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

=======================================================================================

PART I.

ITEM 1. - FINANCIAL STATEMENTS

VMH VideoMovieHouse.com Inc.
Balance Sheets
	March 31,
	2005	June 30,
	(unaudited)	2004
ASSETS
CURRENT ASSETS
Cash	$23,964	$50,022
Accounts receivable	81,287	45,872
Sales tax receivable	21,484	18,382
Prepaid expenses	1,266	-
Inventory	380,754	225,968
TOTAL CURRENT ASSETS	508,755	340,244
PROPERTY AND EQUIPMENT
Property and equipment, net	24,105	31,319
TOTAL PROPERTY AND EQUIPMENT	24,105	31,319
OTHER ASSETS
Website and technology, net of amortization	54,166	-
Deposits	4,405	4,405
TOTAL OTHER ASSETS	58,571	4,405
TOTAL ASSETS	$591,431	$375,968
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$403,748	$304,742
Accounts payable, related party	-	7,532
Line of credit	-	14,028
Notes payable, current portion	20,755	19,500
TOTAL CURRENT LIABILITIES	424,503	345,802
LONG-TERM LIABILITIES
Notes payable	3,654	3,334
TOTAL LONG-TERM LIABILITIES	3,654	3,334
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, no par, 200,000,000 shares authorized;
32,793,757 and 22,432,757 shares issued and outstanding, respectively	1,078,633	774,327
Accumulated deficit	(905,820)	(747,495)
Accumulated other comprehensive income (loss)	(9,539)	-
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	163,274	26,832
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$591,431	$375,968

See accompanying condensed notes to these interim financial statements.

VMH VideoMovieHouse.com Inc.
Statements of Operations and Comprehensive Income (Loss)

		Three Months Ended			Nine Months Ended
		March 31,			March 31,
		2005	2004		2005	2004
		(unaudited)	(unaudited)		(unaudited)	(unaudited)

REVENUES, net of returns and charge backs		$1,012,602	$344,208		$2,717,744	$892,106

COST OF GOODS SOLD		608,305	240,001		1,776,460	543,887
GROSS PROFIT		404,297	104,207		941,284	348,219
E X P E N S E S
Selling expenses		266,085	90,214		448,854	247,469
Advertising		121	6,508		121	37,701
General and administrative		19,819	147,681		447,930	385,680
Amortization and depreciation		13,172	33,686		17,852	101,058
Professional fees		40,865	1,548		42,358	13,975
Wages		33,464	35,443		138,984	127,942
TOTAL EXPENSES		373,526	224,866		1,096,099	666,356

INCOME (LOSS) FROM OPERATIONS		30,771	(120,659)		(154,815)	(318,137)

OTHER INCOME (EXPENSES)
Interest expense		(877)	-		(1,755)	-
TOTAL OTHER INCOME (EXPENSE)		(877)	-		(1,755)	-

NET INCOME (LOSS)		29,894	(120,659)		(156,570)	(318,137)
INCOME TAXES		-	-		-	-

NET INCOME (LOSS)		29,017	(120,659)		(158,325)	(318,137)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)		(1,754)	5,279		(9,539)	(232)

COMPREHENSIVE NET INCOME (LOSS)		$27,263	$(115,380)		$(167,864)	$(318,369)
BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$	nil	$(0.01)	$	nil	$(0.02)
WEIGHTED AVERAGE NUMBER OF BASIC
AND DILUTED COMMON STOCK
SHARES OUTSTANDING		32,793,757	18,966,090		32,718,831	18,954,979

See accompanying condensed notes to these interim financial statements.

VMH VideoMovieHouse.com Inc.
Statements of Cash Flows
	Nine Months Ended
	March 31,
	2005	2004
	(unaudited)	(unaudited)
CASH FLOWS FROM
OPERATING ACTIVITIES
Net loss	$(158,325)	$(318,137)
Adjustments to reconcile net loss to net cash provided
(used) by operations:
Amortization and depreciation	17,852	101,058
Stock issued for services	197,000	-
Stock issued for employee bonuses	2,410	5,000
Options issued for services	15,900	-
(Increase) decrease in:
Receivables	(38,517)	8,632
Inventory	(154,786)	42,902
Prepaid expenses	(1,266)	-
Accounts payable - related parties	(7,532)	(16,528)
Accounts payable	106,506	106,559
Line of credit	(14,028)	-
Accrued interest on notes payable	2,075	-
Net cash provided (used) by operating activities	(32,711)	(70,514)
CASH FLOWS FROM
INVESTING ACTIVITIES
Net cash (used) by investing activities	-	-
CASH FLOWS FROM
FINANCING ACTIVITIES
Proceeds from exercise of options	9,025	-
Bank overdrafts payable	-	17,902
Notes payable	(500)	-
Proceeds from borrowing	-	36,605
Net cash provided by financing activities	8,525	54,507
NET DECREASE IN CASH	(24,186)	(16,007)
Other comprehensive gain (loss) - foreign currency translation	(1,872)	(100)
CASH - Beginning of period	50,022	16,107
CASH - End of period	$23,964	$-

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest expense paid	$-	$-
Income taxes paid	$-	$-
SIGNIFICANT NON-CASH TRANSACTIONS
Stock issued for services for website development	$65,000	$-
Stock issued for services	$197,000	$-
Common stock issued for employee bonuses	$2,410	$-
Options issued for services	$15,900	$-
Stock issued for accounts payable for services	$7,500	$-

See accompanying condensed notes to these interim financial statements.

VMH VIDEOMOVIEHOUSE.COM INC.
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
March 31, 2005

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements of VMH-Videomoviehouse.com, Inc. (hereinafter "VMH" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2004. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company's financial position and results of operations.

Operating results for the nine month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.

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

Going Concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2005, the Company had limited cash resources, and an accumulated deficit of $905,820. These factors raise substantial doubt about the Company's ability to continue as a going concern.

VMH VIDEOMOVIEHOUSE.COM INC.
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
March 31, 2005

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

Deferred Expenses
Salaries for officers that have been deferred are included in wages in the statement of operations and in accounts payable-related party on the balance sheet. At March 31, 2005 there are no deferred officers salaries accrued.

Foreign Currency Translation
The Company's functional currency is U.S. dollars. Assets, other than fixed assets, and liabilities of the Company's operations are translated into U.S. dollars at the current exchange rates, and revenue is collected and recorded is U.S. dollars. The Company's fixed assets are translated at historical exchanges rates. Expenses are translated at the average exchange rates during the period and exchange differences arising on translation are disclosed as a separate component of shareholders' equity. Realized gains and losses from foreign currency transactions are reflected in the Company's results of operations.

Revenue and Cost Recognition
The Company's revenues are recognized at the time of shipment of products. The Company sells its products and indirectly, using online marketing services. Cost of goods is primarily made up of costs associated with videos and DVDs. Revenues are recognized net of sale returns and charge backs. The Company currently provides no allowance for sales returns and recognizes the refunds when paid.

Reseller Commissions
Reseller commissions are recorded as an expense if the cumulative affirmative impact of indicators of gross revenue reporting, as outlined in EITF 99-19, Indicators 7-14, are met by the Company in the transaction. The Company pays a commission recorded as a selling expense, strictly on a success basis as a result of selling the Company's products and services to third party customers. When the Company has credit card charge backs, these charge backs are netted against sales.

Recent Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of

VMH VIDEOMOVIEHOUSE.COM INC.
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
March 31, 2005

ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

In December 2004, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

NOTE 2 - COMMON STOCK

During the nine months ended March 31, 2005 the Company issued 241,000 shares of common stock for employee Christmas bonuses of $2,410; 190,000 shares of common stock for services of $7,500; issued 8,440,000 shares of common stock for consulting services of $197,000. The Company also issued 1,300,000 shares of common stock for expenses of $65,000 incurred for new web site development and 190,000 options were exercised for $9,025.

NOTE 3 - STOCK OPTIONS

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

VMH VIDEOMOVIEHOUSE.COM INC.
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
March 31, 2005

The following is a summary of the Company's open stock option plans:

Equity compensation plans not approved by shareholders	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
2004 Stock Option Plan	-	-	70,000
Total	-	$-	70,000

During the quarter ended December 31, 2004 the Company granted 7,500,000 common stock options for services of $150,000. These options were issued to consultants assisting in the expansion of the Company's operations into Europe. The Company also granted 1,300,000 shares for services of $65,000. Additionally, 940,000 shares of common stock options were granted for services of $47,000 and 190,000 shares of common stock options were granted for services of $7,500. All options were immediately exercised.

During the year ended June 30, 2004, the Company granted 3,400,000 common stock options in consideration for debt retirement at exercise prices ranging from $0.02 to $0.08 per share valued at $90,000 and 100,000 options as payment for consulting services valued at $5,000. These options were immediately exercised.

During the quarter ended March 31, 2005 no options were granted, exercised, expired, or forfeited.

See Note 2.

The following is a summary of the status of fixed options outstanding at September 30, 2004:

	Number of Shares	Weighted Average Exercise Price

Outstanding, July 1, 2002	$-	-
Granted	4,710,000	0.03
Exercised	(4,710,000)	0.03
Outstanding, June 30, 2003	-	-
Granted	3,500,000	0.03
Exercised	(3,500,000)	0.03
Outstanding, June 30, 2004	-	-
Granted	190,000	0.04
Exercised	(190,000)	0.04
Outstanding, September 30, 2004	$-	-

NOTE 4 - REVENUE RECOGNITION

Approximately 98% of the Company's sales are through the sub-distributor relationships with Amazon.com (Amazon) and Half.com (Half). The sales process is as follows: A customer places an order for a video or DVD through Amazon or Half and pays Amazon or Half for the purchase with a credit card. Amazon or Half sends the order information to VMH, and VMH ships the order directly to the customer. In four to fourteen days Amazon or Half remits the payment to VMH less the commission due to Amazon or Half for acting as the sub-distributor for the sale. The sale is recognized by VMH upon shipment of the product. According to EITF 99-19 gross sales net of returns, charge backs and uncollected payments are recorded at the time of shipment. In accordance with guidance established in EITF 99-19, the Company recognizes the sale as a gross sale, as the Company bears inventory risk, establishes the price of the product, has discretion in its supplier, and bears the credit risk.

Charge backs and returns are made through Amazon or Half refunding the credit card charge back to the customer and withholding the amount from the next remittance to VMH charge backs for uncollected credit card payment are also withheld from the next remittance to VMH. Returns and charge backs are $172,699 and $64,845 for the nine months ending March 31, 2005 and 2004, respectively.

The Company does not receive any discounts, rebates or coupons from Amazon or Half in accordance with the sub-distributor relationship, nor does the Company offer Amazon, Half or its direct customers any discounts, coupons or rebates.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

We are in the business of selling DVDs CDs and videotapes over the Internet through our web site www.videomoviehouse.com and through the websites of Amazon.com and Half.com. We recently expanded our market exposure by listing products for sale on a test basis in the United Kingdom using Amazon.UK, and are considering plans to move into France, Germany and Japan.

On April 2005 we launched our new DVD rental web-site in Canada. This site will offer movies for rent to customers who will pay a monthly membership fee to receive DVDs via mail for home viewing. The DVD must be returned to us via mail, however there is no time limit for their return and no late charges as long as the monthly fees are paid. Also, there is no limit to the number of DVDs a customer may rent for the monthly fee provided however, that only three DVDs may be booked out at any given time. A full scale North America launch is planned in stages over the next 12 months. In order to adequately fund this expansion, the Company will need to raise sufficient capital for inventory and automated processing equipment. Several methods and sources of funding are now being considered.

Approximately 98% of the Company's sales are realized through its sub-distributor relationships with Amazon.com and Half.com.The Company relies on these relationships as a material part of its operation.

We have recently made application to NASD for a listing on the OTC.BB bulletin board.

Our auditors have issued a going concern opinion regarding the financial statements. This means that they are uncertain as to our being able to continue as an on-going business for the next twelve months.

Liquidity and Capital Resources
Current assets as of March 31, 2005 were $508,755 and current liabilities were $424,503 compared to march 31, 2004 when current assets were $340,244 and current liabilities were $345,802. We are still experiencing some strain on our cash flow, although our working capital ratio has turned positive. To raise expansion capital, last quarter, we entered into an agreement for a $10,000,000 USD equity line of credit with A.I. International Corporate Holdings Ltd., however, by mutual consent, the agreement was terminated before any funds were drawn. No fees were paid, nor liabilities incurred as a result of the cancellation of this agreement. The Company is now seeking more conventional and less expensive methods of financing its expansion, however no such financing has yet to be secured.

Results of Operations
Revenue for the quarter was $1,012,602 up dramatically from $344,208 for the same quarter last year. Profit from operations this quarter was $15,017 compared to a loss of $ 120,659 for the same quarter last year. The increase in sales was mainly due to our ability to offer more titles and product for sale. This was made possible by one of our major suppliers who has significantly increased our credit limit and relaxed our payment terms. Additionally, we have seen a gradual improvement in our gross profit margins this quarter. Our greater purchasing power has opened up better buying opportunities in some product categories. Margins, however, will still tend to vary, as availability of discounted products is intermittent.

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

Trends
Revenues have shown a dramatic increase over the same periods last year, and consistent with the prior two quarters. Sales have averaged approximately $ 900,000 USD per quarter this fiscal year, and are expected to improve as new markets and our rental web-site begin to generate new sales. We expect our core business of retail sales to continue to improve, but are also expecting the rental business to grow rapidly over the next year as our membership drive gains momentum.

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

(b)     Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of May, 2005.

VMH VIDEOMOVIEHOUSE.COM INC. (Registrant)

BY: /s/ Steven Gaspar
Steven Gaspar, President, Principal Executive Officer, Treasurer, Principal Financial Officer and member of the Board of Directors