Form 10QSB/A
period 2005-03-31
VMH VIDEOMOVIEHOUSE COM INC
filed 2005-05-23
CIK 1160164

=========================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A-1

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

Results of Operations
Revenue for the quarter was $1,012,602 up dramatically from $344,208 for the same quarter last year. Income from operations this quarter was $30,771 compared to a loss of $ 120,659 for the same quarter last year. The increase in sales was mainly due to our ability to offer more titles and product for sale. This was made possible by one of our major suppliers who has significantly increased our credit limit and relaxed our payment terms. Additionally, we have seen a gradual improvement in our gross profit margins this quarter. Our greater purchasing power has opened up better buying opportunities in some product categories. Margins, however, will still tend to vary, as availability of discounted products is intermittent.

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

(b)     Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of May, 2005.

VMH VIDEOMOVIEHOUSE.COM INC. (Registrant)

BY: /s/ Steven Gaspar
Steven Gaspar, President, Principal Executive Officer, Treasurer, Principal Financial Officer and member of the Board of Directors