Form 10KSB
period 2005-06-30
VMH VIDEOMOVIEHOUSE COM INC
filed 2005-10-13
CIK 1160164

FORM 10-KSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - June 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]         No [    ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [    ]

Registrant is a shell company [    ]

State issuer's revenues for its most fiscal year June 30, 2005: $3,600,049.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2005: $.11.

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2005: 50,213,757.

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

PART I

ITEM 1.     DESCRIPTION OF THE BUSINESS

We were incorporated in the province of British Columbia on August 24, 1989. In August 1999, we changed our name to VMH VideoMovieHouse.com Inc. and become operational on May 15, 2001. We currently sell and rent DVD and VHS format movies worldwide over the Internet.

From incorporation in August 1989 until August 1999, the Company' s only operation consisted of developing an Internet web-site. The web-site was developed by our president and our former president.

Our progress to date has been:

*	Improved and enhanced the capabilities of the existing web-site
*	Launched the web site for full operation
*	Developed & launched a new DVD Rental site to service customers in Canada & the USA
*	Added approximately 25,000 titles with cross-indexing to the data basis
*	Improved graphics and site interactivity
*	Began the broadcast a full length feature film
*	Designed various in-house sales management & inventory tracking applications
*	Set up a fully operational distribution centre and office in Canada
*	Set up a sub-office and distribution centre in the United States
*	Developed and launched a new website targeting the Indian marketplace
*	Developed & launched an affiliate program targeted at both its sales and rental customers
*	Established secure site credentials for credit care purchases
*	Established accounts with suppliers
*	Established computerized in-house tracking, ordering and systems
*	Established several sub-distributorships
*	Received approval from the NASD to trade on the over-the-counter on the Bulletin Board

Related Events

On August 9, 2002, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective.

On September 1, 2002, we spun off 14,221,750 shares of common stock to shareholders of First American Scientific Corp. ("FASC"), our then parent corporation.

On July 27, 2005 the Company received NASD approval to begin trading on the over-the-counter on the Bulletin Board under the symbol "VMHVF".

Operating Concept

We purchase new and used videos, DVDs and CDs at wholesale costs and resell them in our on line Internet store. Our web site is www.videomoviehouse.com. Our objective is to acquire videos, DVDs and CDs from suppliers based upon customer orders. Because of customer demand for our tapes, DVDs, and CDs, has increased significantly, we carry an inventory of approximately 6 weeks sales in order to meet the demand in a timely fashion. The following sets for the price range for our new and used video tapes, DVDs, and CDs.

	New			Used
Video Tapes	$3.99	-	$99.99	$0.99	-	$29.99
DVDs	$2.99	-	$129.99	$1.99	-	$19.99
CDs	$11.99	-	$99.99	$8.99	-	$19.99

Convenient Shopping Experience.

Our online store provides customers with an easy-to-use web site. The web-site is available 24 hours a day, seven days a week and may be reached on-line from anywhere there is internet access. Our online store enables us to deliver a broad selection of products to customers in rural or other locations that do not have convenient access to physical stores. We also make the shopping experience convenient by categorizing our products into easy-to-shop departments. With respect to videos and DVDs we have categories of adventure, drama, comedy, as well as a full selection of new releases. With respect to CDs, we do not carry any inventories at the present time. We intend to carry an inventory of CDs in the future when market conditions allow us to do so.

Customer Service

We provide a customer service department via e-mail and toll-free telephone number 1-888-825-1187, where consumers can resolve order and product questions. Furthermore, we insure consumer satisfaction by offering a money back guarantee.

Shopping at the Online Store

We believe that the sale and rental of videos, DVDs and CDs on the Internet can offer attractive benefits to consumers. These include enhanced selection, convenience, quality, ease of use, depth of content and information, and competitive pricing. Key features of our online store include:

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

Our Internet Technology

Our Internet software is proprietary and not protected by any patents. Other online retailers operate similar programs. Some of our operating software is unique, and we believe this gives us an advantage over our competitors.

Source of Videos, DVDs and CDs

We sell both new and used videos, DVDs and CDs. Our new videos, DVDs and CDs are purchased from wholesale distributors and retail discount suppliers on an as needed basis. Our used products inventory consists mainly of used VHS tapes and is gradually being reduced because the market for used VHS has decreased dramatically with the onset of DVDs.

We purchase product based upon orders we have received and anticipate. Mark-ups on new products range from 15% to 30%, while mark-ups on used products can run as high as 200% depending upon the scarcity of titles and the prudence of our buyers.

On June 23rd, 2005 we began offering online DVD rentals in Canada and the United States through its website www.videomoviehouse.com where customers can rent as many DVDs as they can watch for a flat monthly fee of $17.99 per month without having to worry about paying late fees. Rental revenue will be derived from monthly subscription fees.

Competition

Currently, we compete with many established distributors, wholesalers and retailers , both online and offline, in the sale of VHS tapes, DVDs and CDs. Competition is intense and we believe that many of these competitors have more capital than we do. We must keep our offerings unique, our pricing competitive, and our service superior if we are going to maintain our market share. As an on-line retailer, we can feature approximately 25,000 titles for sale on our website. This is an advantage over " brick and mortar" stores. Nevertheless, we expect this intense on-line competition to continue and consequently, there can be no assurance that we will be able to compete successfully. If we cannot, there will be a material adverse effect on our business.

Marketing

Currently we advertise on our own web site and use search engines to direct traffic to our website. We also recently commenced selling memberships through our "affiliate" DVD rental and sales program in an effort to increase our market exposure and customer base. Non profit organizations and various other groups are approached to sign up as affiliates, whereby they would market memberships to individual users and in return these groups would earn commissions for each membership sold. Plans to advertise on cable television, in newspapers and on the radio are being considered. Our website www.videomoviehouse.com is designed to offer customers the option of either buying or renting most DVDs on a single website. We also maintain distribution links with E-bay/Half.com and Amazon.com in North America. Potential customers can order products through these links or connect directly to our website. On Sept. 12, 2005, we launched a new website www.videomoviehouse.in offering our products for sale online in India. Future plans are being considered to launch new websites into other Asian and European marketplaces.

Insurance

We do not maintain any insurance at this time.

Employees

At present, we have 8 full-time employees and four part-time employees. We do not have any pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt such plans in the future. Further staffing will be hired as sales and rental volumes increase.

Our Offices

We lease 4,000 square feet of office and warehouse space located at #14 - 34368 Manufacturer's Way, Abbotsford, British Columbia, Canada V2S 7M1. Our telephone number is (604) 852-1806. We lease our offices from Sumas Land Corp. pursuant to a written five year lease agreement. We also maintain an office at #230 - 603 Cherry Street, Sumas ,Washington 98295 where rental and sales products are stored and shipped from. The company rents this space on a month to month basis and plans to relocate to a larger facility once sales and rental volumes increase.

Risks Factors

1. Because our auditors have issued a going concern opinion, we may not be able to achieve our objective. Our auditors have issued a going concern opinion. This means that there is doubt that we can continue as an ongoing business for the next twelve months if we do not generate sufficient revenues to support our plan of operation or raise new capital.

2. We have a incurred continual operating losses which may continue into the future. If they continue, we will have to suspend or cease operations. We began operating in 2001. Our operating losses since beginning of operations have been $997,675. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

* our ability to maintain a sufficient supply of reasonably priced videos, DVDs and CDs.
* our ability to continue generate revenues and traffic to our websites * our ability to maintain an ongoing relationship with linked sales sites
* our ability to reduce our operational costs.
* our ability to raise capital to aid in our expansion plans.

Based upon current plans, we do not expect to incur any further operating losses in future periods. We anticipate breaking even or earning a small profit next year. We believe our current net assets will fund existing operations until at least June 2006, but we need to stabilize operations and continually attract new customers. Still, we cannot guaranty that we will be successful in generating sufficient revenues in the future to cover all our costs. Failure to do so could cause us to go out of business.

3. If we don't raise additional capital we may go out of business. We are in the early stage of growth and need additional capital in order to stabilize our operations. If we are unable to raise additional capital we may have to suspend expansion plans until we do or go out of business.

4. We have conducted limited in-house market research, but there is uncertainty about the continued demand for our products. We are conducting ongoing market research. If there is not sufficient demand for our products, or we can not remain competitive, it is possible that we may never make a profit. If we do not make a profit in the foreseeable future, we may be unable to continue operations.

5. Because we are small and do not have much capital, we must limit our operations. Because we are small and do not have much capital, we must limit our operations. Because we must limit our operations, it will be more difficult to generate revenues and generate a profit. If we do not make a profit in the foreseeable future, we may be forced to cease operations.

6. Because we have no insurance, we may have to cease operations if we suffer any losses or are sued for any reason. We do not have any insurance of any kind. As a result, if we suffer a casualty loss or are sued for any reason, we will not have money to pay the damages and may have to cease operations.

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

ITEM 2.     DESCRIPTION OF PROPERTIES.

We lease 4,000 square feet of office and warehouse space located at #14 - 34368 Manufacturer's Way, Abbotsford, British Columbia, Canada V2S 7M1. Our telephone number is (604) 852-1806. We lease our offices from Sumas Land Corp. pursuant to a written three year lease agreement. Our monthly rental is USD$1,100. We also lease office and storage space at #230 - 603 Cherry Street, Street, Sumas, Washington, 98295. Monthly rental is$260.00 USD per month. During the fiscal year ending June 30, 2005, we paid USD$15,470 for rent.

ITEM 3.     LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4.     SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders during 2005.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

We are listed for trading on the Bulletin Board owned by the National Association of Securities Dealers, Inc. under the trading symbol VMHVF. The following table sets forth the closing high and low bid prices of the common stock for each quarter within the last two years. The quotations reflect inter-dealer prices and do not represent retail mark-ups, markdowns, commissions, and may not reflect actual transactions. We were only listed on the OTCBB on July 27th, 2005.

We have no outstanding options or warrants, or other securities convertible into, common equity. Of the 50,213,757 shares of common stock 35,124,844 are free trading and 15,088,913 are restricted securities

At September 30, 2005, there were approximately 5,500 shareholders of record.

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

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rules 15g-1 through 15g-6 and Rule 15g-9 promulgated thereunder. They impose additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). While Section 15(g) and Rules 15g-1 through 15g-6 apply to brokers-dealers, they do not apply to us.

Rule 15g-1 exempts a number of specific transactions from the scope of the penny stock rules.

Rule 15g-2 declares unlawful broker/dealer transactions in penny stocks unless the broker/dealer has first provided to the customer a standardized disclosure document.

Rule 15g-3 provides that it is unlawful for a broker/dealer to engage in a penny stock transaction unless the broker/dealer first discloses and subsequently confirms to the customer current quotation prices or similar market information concerning the penny stock in question.

Rule 15g-4 prohibits broker/dealers from completing penny stock transactions for a customer unless the broker/dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

Rule 15g-5 requires that a broker/dealer executing a penny stock transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales persons compensation.

Rule 15g-6 requires broker/dealers selling penny stocks to provide their customers with monthly account statements.

Rule 15g-9 requires broker/dealers to approved the transaction for the customer's account; obtain a written agreement from the customer setting forth the identity and quantity of the stock being purchased; obtain from the customer information regarding his investment experience; make a determination that the investment is suitable for the investor; deliver to the customer a written statement for the basis for the suitability determination; notify the customer of his rights and remedies in cases of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons. The application of the penny stock rules may affect your ability to resell your shares.

The NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder's ability to resell shares of our common stock.

Securities authorized for issuance under equity compensation plans

We have authorized two equity compensation plans. The 2003 Non-qualifying Stock Option Plan for 5,000,000 shares has been fully exhausted, There are no outstanding unexercised options. The 2005 Non-qualifying Stock Option Plan provides for the issuance of stock options for services rendered to us. The board of directors is vested with the power to determine the terms and conditions of the options. The 2005 Plan authorizes the grant of options for 12,000,000 shares. To date, options to purchase 9,060,000 shares have been granted and all options have been exercised, leaving 2,940,000 options to purchase shares available for issuance under the plan.

Number of securities
	Number of securities to	Weighted-average	Remaining available for
	be issued upon exercise	exercise price of	future issuance under equity
	of outstanding options,	outstanding options,	compensation plans
	warrants and rights	warrants and rights	(excluding securities
Plan category	(a)	(b)	reflected in column (a)) (c)
Equity compensation
plans approved by
security holders	0	0	0

Equity compensation
plans not approved by
securities holders
2005 Plan	0	0	2,940,000

Total	0	0	2,940,000

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

We are in our fifth year of business generating revenues from the sale of video tapes, DVDs. CDs and also the rental of DVDs over the internet. Our web site is located at www.videomoviehouse.com for both our US customers and Canadian customers. We do not deal in pornographic material. The web site has been in full operation for approximately four years. Sales for this year were approximately US$ 3.6 million compared to sales of US$1.45 million for last year. No DVD rental revenue was recorded in these figures as the DVD rental site was not launched until June 23rd , 2005. This represents an increase of approximately 153 % in 2005 total revenues in comparison to the $ 1.45 million USD total revenues generated in 2004. We do not expect to incur further operating losses next year, but may require more capital in the foreseeable future as we expand our sales and rental infrastructure in attempts to increase overall revenue. If they occur, we will attempt to mitigate them, and are continuing to work diligently on improving the efficiency of our systems. If operating losses continue over an extended period of time, we run the risk of not having sufficient capital to meet ongoing costs, and may be unable to continue to operate. We are continually adjusting our pricing strategies, our purchasing strategies, and our shipping procedures in order to achieve profitability. Our sales volumes are largely influenced by the availability of inventory and steps are being taken to increase inventory levels to enhance sales. Increased inventory levels are also required to service the new DVD rental program. This requires an injection of capital for which we are considering all our available options.

Our auditors have issued a going concern opinion. This means that they are uncertain as to us being able to continue as an on-going business for the next twelve months. This is because our expenses still exceed revenues. If the losses continue, we must raise cash from sources other than revenue in order to meet our ongoing financial obligations and to enable the company to move ahead with future expansion plans. We are aware of this, and are considering all our options. Management intends to seek additional capital from new equity securities offerings which will, if successful, provide funds needed to increase liquidity, fund future growth, and fully implement expansion plans. However, there is no assurance that the company can raise the required capital. If the company is unable to raise the required capital, then it will have to re-assess its plans for future expansion.

Liquidity and Capital Resources

Current assets as of June 30, 2005 were $525,703 and current liabilities were $487,959. This compares to June 30, 2004 current assets of $340,244 and current liabilities of $375,968. This significant change is due mainly to an increase in inventory needed to fulfill increased demand. We now employ eight full and four part time staff members and are open for business 24 hours per day. We are still experiencing strain on our cash flow as sales growth has caused the need for more highly skilled and better paid staff, more equipment and higher inventory levels. Additional capital has been provided by way of short terms loans and salary deferment from our officers, but this is unlikely to continue.

As of June 30, 2005, we had $32,397 cash on hand, receivables of $48,181 and inventory of $445,125. This is compared to cash of $50,022, receivables of $64,254 and inventory of $225,968 on June 30, 2004. Accounts receivable are from merchant VISA sales are usually collected within fifteen days and sales tax receivable is generally received within 90 days. If current sales levels are sustained, we should have sufficient working capital to maintain our operations in the short term, but we will still need to raise additional capital to stabilize the business, increase our sales and press ahead with expansion plans. We are considering plans to raise funds, either by way of loans and sale of stock, as well as we are seeking larger credit limits from our suppliers. We have not identified any long-term sources of liquidity, or implemented any plan to raise additional capital. There is no assurance, even if we implemented such plans, that we will be able to sell stock, borrow money or secure new credit in the future. Presently, our bank line of credit and our supplier's credit lines are personally guaranteed by our President.

Results of Operations

Total sales this year were $3,600,049 compared to $1,452,384 for last year, an increase of 153%, mainly due to internal operating systems improvements put in place by management and more efficient product distribution from suppliers. Another contributing factor in our overall increase in sales volumes was the rising popularity of the DVD format. Gross profit ratio overall this year was 35% compared to 46% last year. This 11% decline in gross profit margin can be attributed to changes in the product mix made during the year in favor of the mainly lower margin but much faster selling DVD and away from slow selling VHS products. Another factor affecting the gross profit ratio over the past year has been the steady decline of the U.S. Dollar in relation to the Canadian Dollar as a majority of our sales are in U.S. funds and a large portion of our costs are based on the now stronger Canadian Dollar. Total gross sales for the fourth quarter this year were $882,305 compared to sales of $560,898 for the fourth quarter last year, up by 57%. Gross profit ratio for the fourth quarter this year was 39%, down 17% from the corresponding quarter last year. The main contributing factors in the 4th quarter rise in sales volumes was the ever increasing popularity of the DVD format and better overall service by our suppliers and distributors . The decline in the gross profit ratio in this year's 4th quarter in comparison to last year's 4th quarter is attributable to both a stronger Canadian Dollar vs. a weaker U.S. Dollar and the changes in he company's product mix now dominated by the ever more popular but lower margin DVD. Operating expenses rose 73 % to $1,531,398 this year from $886,542 last year. This increase in operating expenses was brought about largely by the increase in direct sales expenses of $542,540 and an increase of $206,808 in professional and consulting fees paid out during the fiscal year. Total losses increased to $246,621, from last years losses of $223,889 and a significant injection of new capital will be required during the next 12 months to increase revenues and fund future expansion and diversification plans.

Total sales increased this year by 153%, mainly due to internal operating systems improvements put in place by management and more efficient product distribution from suppliers. Another contributing factor in our overall increase in sales volumes was the rising popularity of the DVD format. We continued eliminating high ticket, slow selling, VHS products in favor of the faster selling and more popular DVD products. Concurrently, we started the dramatic revamping of our inventory mix in favor of the more popular - faster selling - although lower margin DVD. Our current sales ratio is now 95% DVD vs. 5% VHS. Existing VHS sales still remain profitable, offering exceedingly high margins on rare and out of print movies, but VHS product will not be re-stocked when sold.

Both the DVD sales and rental marketplace are experiencing a steadily rising demand for new DVD products. To address this every increasing demand the company launched its new DVD rental website on June 23rd, 2005 by making online DVD rentals available to residents of both Canada and the United States through its website www.videomoviehouse.com. On Sept.12th 2005 the company also launched its new website www.videomoviehouse.in into the Indian marketplace in order to market western style Hollywood movies to Indians residing in South Asia. The company will service this segment of it's market from existing facilities for the time being but plans are underway to have a full service facility in operation on the Indian Sub-continent sometime in the 3rd fiscal quarter. Due to the attractively low operating costs available in India, the advent of the internet, the availability of today's low cost communications and a largely English speaking population, the company is planning to hire new programming and customer service staff in India to service all of it's customers worldwide - not just in India. This move should result in lower operational costs system wide as the company embarks upon its expansion plans.

On Sept. 15th , the company signed a Memorandum of Understanding to acquire www.dvdmarketplace.com, an established online DVD retailer offering entertainment products for sale from third party merchants in the USA. Revenue would be generated by the company from commissions paid by sellers that market their DVDs on this site in a fashion similar to those offered by www.amazon.com and www.half.com. The company is also considering plans to offer products other than DVDs for sale using this third party sales technology.

We will continue to expand our exposure in the online market place by advertising to attract more traffic to our web-site, and by seeking out new sources of revenue, such as the on-line DVD rental market and third party sales platforms. The company has gained much of the experience needed to operate successfully in the DVD on-line rental marketplace by virtue of its 5 years of successful operation in the on-line video mail order business. We believe our management' s previous experience in the operation of non-Internet video rental business will be valuable in the on-line rental business.

Trends

Both the DVD sales and rental marketplace are experiencing a steadily rising demand for new DVD products. Our sales increased 153% this year and are expected to grow, although at a slower pace. While existing VHS sales still remain profitable, VHS products will be phased out next year. Our current sales ratio is now 95% DVD vs. 5% VHS. The company is also considering plans to offer products other than DVDs for sale using third party sales technology whereby the company would market products through its own website and collect a commission on each sale.

Management recognizes the need to diversify it revenue sources, and reduce its dependence on sales generated through other web sites such as Amazon and Half.com. It is vulnerable to the extent that, should the selling policies of these organizations change, the company could experience a significant drop in sales. By embarking on a path of diversification towards other methods of earning online revenues, management feels that this dependency issue is being addressed.

Inflation

Inflation has not been a factor effecting current operations, and is not expected to have any material effect on operations in the near future.

Foreign Operations

We rent office and warehouse space in Abbotsford, British Columbia, Canada which will serve as the corporate and administrative offices, as well as the warehousing and shipping center of the sales division. Our server and database are stored at a separate location from for our sales division. An office and storage facility are maintained by the company in Sumas, Washington to handle returns and shipments of products in the United States.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (hereinafter "SFAS No. 109"). This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. During the year ended June 30, 2005, the Company adobted SFAS No. 153. The Company has determined that there was no financial impact from the adoption of this statement.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, "Inventory Costs- an amendment of ARB No. 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, "Accounting for Stock Based Compensations." This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." The Company has not yet determined the impact to its financial statements from the adoption of this statement.

ITEM 7.     FINANCIAL STATEMENTS.

Certified Public Accountants & Business Consultants

Board of Directors
VMH VideoMovieHouse.com Inc.
Vancouver, British Columbia
CANADA

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of VMH VideoMovieHouse.com Inc., a British Columbia corporation, as of June 30, 2005 and 2004 and the related statements of operations, cash flows, and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VMH VideoMovieHouse.com Inc. as of June 30, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
October 7, 2005

VMH VideoMovieHouse.com Inc.
Balance Sheets
	June 30,	June 30,
	2005	2004
ASSETS
CURRENT ASSETS
Cash	$32,397	$50,022
Accounts receivable	30,449	45,872
Sales tax refund receivable	17,732	18,382
Inventory	445,125	225,968
TOTAL CURRENT ASSETS	525,703	340,244

PROPERTY AND EQUIPMENT
Property and equipment, net	22,693	31,319
TOTAL PROPERTY AND EQUIPMENT	22,693	31,319

OTHER ASSETS
Website and technology, net	43,162	-
Deposits	5,209	4,405
TOTAL OTHER ASSETS	48,371	4,405

TOTAL ASSETS	$596,767	$375,968

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$471,053	$304,742
Accounts payable, related parties	-	7,532
Line of credit	16,906	14,028
Notes payable, current portion	-	19,500
TOTAL CURRENT LIABILITIES	487,959	345,802

LONG-TERM LIABILITIES
Notes payable	-	3,334
TOTAL LONG-TERM LIABILITIES	-	3,334

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, no par, 200,000,000 shares authorized; 32,793,757
and 22,432,757 shares issued and outstanding, respectively	1,106,483	774,327
Accumulated deficit	(997,675)	(747,495)
TOTAL STOCKHOLDERS' EQUITY	108,808	26,832

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$596,767	$375,968

The accompanying notes are an integral part of these financial statements.

VMH VideoMovieHouse.com Inc.
Statements of Operations
	Year Ended
	June 30,	June 30,
	2005	2004

REVENUES	$3,600,049	$1,452,384
COST OF GOODS SOLD	2,315,272	789,731
GROSS PROFIT	1,284,777	662,653

EXPENSES
Consulting	225,284	41,513
Sales expense	929,771	387,231
General and administrative	42,399	95,041
Website and server	14,236	11,730
Amortization and depreciation	30,720	134,745
Professional fees	47,500	24,463
Rent and lease	15,470	17,617
Wages	226,018	174,202
TOTAL EXPENSES	1,531,398	886,542

LOSS FROM OPERATIONS	(246,621)	(223,889)

OTHER INCOME (EXPENSES)
Interest expense	(2,218)	(5,032)
Miscellaneous income (expense)	(1,341)	8,620
Forgiveness of debt	-	16,019
TOTAL OTHER INCOME (EXPENSES)	(3,559)	19,607

LOSS BEFORE INCOME TAXES	(250,180)	(204,282)
INCOME TAXES	-	-
NET LOSS	$(250,180)	$(204,282)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON STOCK SHARES OUTSTANDING	30,050,757	19,016,910

The accompanying notes are an integral part of these financial statements.

VMH VideoMovieHouse.com Inc.
Statement of Stockholders' Equity

				Total
	Common Stock		Accumulated	Stockholder's
	Shares	Amount	Deficit	Equity

Balance, July 1, 2003	18,932,757	$679,327	$(543,213)	$136,114

Shares issued for services	100,000	5,000	-	5,000
at $0.05 per share

Shares issued for retirement of debt
from $0.02 to $0.08 per share	3,400,000	90,000	-	90,000

Net loss for the year ended				-
June 30, 2004	-	-	(204,282)	(204,282)

Balance, June 30, 2004	22,432,757	774,327	(747,495)	26,832

Stock options exercised at $0.0475 per share	190,000	9,025	-	9,025

Forgiveness of shareholder debt	-	33,321	-	33,321

Stock issued for services at
$0.02 to $0.05 per share	9,930,000	271,500	-	271,500

Stock options granted for services	-	15,900	-	15,900

Stock issued for employee bonuses
at $0.01 per share	241,000	2,410	-	2,410

Net loss for the year ended
June 30, 2005	-	-	(250,180)	(250,180)

Balance, June 30, 2005	32,793,757	$1,106,483	$(997,675)	$108,808

The accompanying notes are an integral part of these financial statements.

VMH VideoMovieHouse.com Inc.
Statements of Cash Flows
	Year Ended
		June 30,
	June 30,	2004
	2005	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(250,180)	$(204,282)
Adjustments to reconcile net loss to net cash provided
(used) by operations:
Amortization and depreciation	30,720	134,745
Stock options issued for services	222,400	5,000
Stock options issued for website	65,000	-
Stock options issued for management fees	11,435	-
Decrease (increase) in:
Receivables	16,073	(18,143)
Inventory	(219,157)	(108,431)
Deposits	(804)	12,339
Increase (decrease) in:
Accounts payable - related parties	(7,532)	(8,996)
Accounts payable and accrued expenses	169,226	158,603
Net cash used by operating activities	37,181	(29,165)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to website	(65,000)	-
Purchase of equipment	(293)	-
Net cash used by investing activities	(65,293)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	10,487	49,052
Capital contributed by shareholder	-	14,028
Net cash provided by financing activities	10,487	63,080

NET INCREASE (DECREASE) IN CASH	(17,625)	33,915
CASH - Beginning of period	50,022	16,107
CASH - End of period	$32,397	$50,022

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest expense paid	$2,837	$2,096
Income taxes paid	$-	$-
NON-CASH TRANSACTIONS
Stock options for settlement of debt and interest	$-	$90,000
Stock options for services	$287,400	$5,000
Stock options for management fees	$11,435	$-
Forgiveness of debt recorded as capital contribution	$33,321	$-

The accompanying notes are an integral part of these financial statements.

VMH VideoMovieHouse.com Inc.
Notes to Financial Statements
June 30, 2005

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

In September 1999, the Company entered into an agreement with First American Scientific Corp. a Nevada corporation, whereby First American Scientific Corp. acquired 100% of the common shares of VMH in return for cash consideration of $250,000. In September 2002, the Company completed a spin-off whereby VMH became an independent, publicly reporting entity. The Company is headquarter in Abbotsford, British Columbia, Canada. See Note 5.

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

Accounting for Stock Options and Warrants Granted to Employees and Nonemployees
 Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (hereinafter "SFAS No. 123"), defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

VMH VideoMovieHouse.com Inc.
Notes to Financial Statements
June 30, 2005

Accounting Pronouncements Recent
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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, which amends FASB statement No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, " Accounting for Stock Based Compensations." This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." The Company has not yet determined the impact to its financial statements from the adoption of this statement.

VMH VideoMovieHouse.com Inc.
Notes to Financial Statements
June 30, 2005

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, " Inventory Costs-- an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

Accounts Receivable
The Company carries its accounts receivable at net realizable value. As of June 30, 2005 and 2004, accounts receivable balances were $30,449 and $45,872, respectively.

The Company estimates bad debts utilizing the allowance method, based upon past experience and current market conditions. At June 30, 2005 and 2004, the Company determined that no allowance was required, as most sales are transacted via credit card or electronic transfer and therefore are considered immediately collectible.

Advertising Expenses
Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company's advertising expenses were $110 and $19,060, for the years ended June 30, 2005 and 2004, respectively.

Cash and Cash Equivalents
For purposes of its statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Compensated Absences
Employees of the Company's office in Abbotsford, B.C. are entitled, by Canadian law, to paid time off equal to four percent of their wages. At June 30, 2005 and 2004, the accrued amount is approximately $4,600 and $0, respectively.

VMH VideoMovieHouse.com Inc.
Notes to Financial Statements
June 30, 2005

Comprehensive Income
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (hereinafter "SFAS No. 130"). SFAS No. 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS No. 130 is effective for periods beginning after December 15, 1997. The Company adopted this accounting standard, and its adoption has had no material effect on the Company's financial statements and disclosures.

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

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. At June 30, 2005 and 2004, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments
The carrying amounts for cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value.

VMH VideoMovieHouse.com Inc.
Notes to Financial Statements
June 30, 2005

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $997,675 through June 30, 2005 and has limited cash resources.

Management plans to undertake a comprehensive review of its ongoing business to substantially increase sales through current channels and develop new sales opportunities.

Management has established plans designed to increase the sales of the Company's products by advertising its products in newspapers, radio and television commercials and via e-mail in the British Columbia area and has established inbound links that connect directly to its website from Amazon.com and Half.com.

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

VMH VideoMovieHouse.com Inc.
Notes to Financial Statements
June 30, 2005

quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts.

The Company does not believe any adjustments are needed to the carrying value of its assets at June 30, 2005 or June 30, 2004.

Inventory
Inventories, consisting of products available for sale, are recorded using the specific-identification method and valued at the lower of cost or market value. Inventory at June 30, 2005 and June 30, 2004 consists of DVD's and videos for resale at a cost of $445,125 and $225,968, respectively.

Loss Per Share
In June 1999, the Company adopted Statement of Financial Accounting Standards Statement (SFAS) No. 128, "Earnings Per Share." Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share as there are no common stock equivalents outstanding at the financial reporting dates.

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, " Accounting for Income Taxes" (hereinafter "SFAS No.109"). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At June 30, 2005 and June 30, 2004, the Company had net deferred tax assets of approximately $339,000 and $254,000, respectively, principally arising from net operating loss carryforwards for income tax purposes, which were calculated using a 34% average Canadian tax rate. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded at each reporting date. The change in the deferred tax asset valuation allowance from June 30, 2004 to June 30, 2005 was $85,000.

The significant components of the deferred tax asset at June 30, 2005 and June 30, 2004 were approximately as follows:

VMH VideoMovieHouse.com Inc.
Notes to Financial Statements
June 30, 2005

	June 30, 2005	June 30, 2004
Net operating loss carryforward	$998,000	$747,000

Deferred tax asset	$339,000	$254,000
Deferred tax asset valuation allowance	$(339,000)	$(254,000)

At June 30, 2005, the Company has net operating loss carryforwards of approximately $998,000 that begin to expire in the year 2020.

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

Website Development
Effective January 1, 2000, the Company adopted SOP 98-1 as amplified by EITF00-2, "Accounting for Web Site Development Costs." In accordance with this early adoption, the Company has capitalized $126,155 in website development costs. These capitalized costs were amortized over three years.

NOTE 3 - PROPERTY AND EQUIPMENT

Equipment is recorded at cost before accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of equipment for purposes of computing depreciation is three to fifteen years. Depreciation expense for the years ended June 30, 2005 and 2004 was $8,888 and $9,360, respectively.

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

VMH VideoMovieHouse.com Inc.
Notes to Financial Statements
June 30, 2005

	June 30, 2005	June 30, 2004

Office equipment	$31,238	$30,957
Leasehold improvements	20,858	20,858
Less accumulated depreciation	(29,395)	(20,496)
Total Property and Equipment	$22,701	$31,319

NOTE 4 - INTANGIBLE ASSETS

Technology and website are recorded at cost before accumulated amortization. Amortization is provided using the straight-line method over the estimated useful lives of the assets, which is three years. Amortization expense for technology and website for the years ended June 30, 2005 and 2004 was $21,667 and $125,397, respectively.

The following is a summary of technology and website:

	June 30, 2005	June 30, 2004
Website	$190,984	$126,155
Less amortization	(147,822)	(126,155)
	43,162	-
Technology assets	250,000	250,000
Less amortization	(250,000)	(250,000)
	-	-
Total website and technology, net of amortization	$43,162	$-

NOTE 5 - COMMON STOCK

The Company has 200,000,000 shares of no par common stock authorized.

In September 1999, the Company sold all its outstanding shares of common stock to First American Scientific Corp. for $250,000 cash. See Note 1.

VMH VideoMovieHouse.com Inc.
Notes to Financial Statements
June 30, 2005

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

During the year ended June 30, 2005, the Company issued 190,000 shares upon exercise of options and 9,930,000 shares in consideration for services performed with a fair market value of $271,500. The Company also issued 241,000 shares with a fair market value of $2,410 for employee bonuses. In addition, the Company recorded as capital contributions forgiveness of debt with a fair market value of $33,321 and options for services with a fair market value of $15,900.

NOTE 6 - REVENUE AND COST RECOGNITION

The Company recognizes revenue for product sales when there is a mutually executed sales contract, when the products are shipped and title passes to customers, when the contract price and terms are fixed, and when collectibility is reasonably assured. All Internet sales are paid via credit card and are considered immediately collectible.

Cost of sales consists of the purchase price of products sold, related shipping charges if applicable, purchase returns, and foreign currency transaction gain or loss.

The Company has sub-distributor relationships with Amazon.com and Half.com. When the Company acts as the subdistributor, it records accounts receivable for funds to be transferred to VMH's bank account. The transfer of funds usually takes four to fourteen days.

Economic Dependency
 During the fiscal years ended June 30, 2005 and 2004, approximately 97% the Company's sales were through Amazon.com and Half.com.

VMH VideoMovieHouse.com Inc.
Notes to Financial Statements
June 30, 2005

NOTE 7 - RELATED PARTY TRANSACTIONS

First American Scientific Corp, the Company's previous parent, paid liabilities for the Company which have been recorded as contributed capital. One of the Company's officers has paid expenses on behalf of the Company in the amount of $7,532 at June 30, 2004. This amount was repaid during the year ended June 30, 2005.

NOTE 8 - NOTES PAYABLE

On June 30, 2003, the Company converted accrued wages and expenses due to a former officer to an unsecured demand note in the amount of $60,449 with a 6% interest rate and no stated date of maturity. During the period ending December 31, 2003 the note balance increased to $69,238. During the period ending June 30, 2004, 3,000,000 shares of the Company's common stock were issued as consideration for retirement of $60,000 of the aforementioned debt. The remaining balance of the note was cancelled by termination of a letter of credit.

On June 25, 2004, the Company issued a $19,500 unsecured demand note with a 12% interest rate and a stated maturity date of December 25, 2004. The note was issued in consideration for consulting services received from a related party. The balance, in addition to interest, was subsequently forgiven and recorded as contributed capital.

The Company has an operating line of credit with a Canadian bank for $22,500. The interest rate is prime plus 3.5%. At June 30, 2005, the balance on this line of credit was approximately $16,906.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases
The Company has a five-year lease agreement, which began on May 1, 2002, for office and warehouse space. The rent for this space is approximately $1,185 per month. The Company also pays a variable "top up" for its share of taxes and common area costs. Rent expense for the years ended June 30, 2005 and 2004 was $15,471 and $17,617, respectively.

Following is a summary of projected lease payments for the next five fiscal years:

2006	$15,600
2007	13,000
2008	-

VMH VideoMovieHouse.com Inc.
Notes to Financial Statements
June 30, 2005

NOTE 10 - COMMON STOCK OPTIONS

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

The following is a summary of the Company's open stock option plans:

Equity compensation plans not approved by shareholders	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

2004 Stock Option Plan	-	-	70,000

Total	-	-	-

During the year ended June 30, 2004, the Company granted 3,400,000 common stock options at exercise prices ranging from $0.02 to $0.08 per share in consideration for debt retirement. The options were valued at $90,000. The Company also granted 100,000 common stock options as payment for consulting services valued at $5,000. These options were immediately exercised.

During the year ended June 30, 2005 the Company granted 190,000 common stock options for services. The options were exercised at the exercise price of $0.04.

The following is a summary of the status of fixed options outstanding at June 30, 2005:

VMH VideoMovieHouse.com Inc.
Notes to Financial Statements
June 30, 2005

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding, July 1, 2003	-	$-
Granted	3,500,000	0.03
Exercised	(3,500,000)	0.03
Outstanding, June 30, 2004		-
Granted	190,000	0.04
Exercised	(190,000)	0.04
Outstanding, June 30, 2005	-	$-

NOTE 11 - CONCENTRATIONS

The Company's revenues are derived predominantly from Amazon.com and Half.com sales via the Internet.

NOTE 12 - CORRECTION OF PRIOR YEAR ERROR

The statement of cash flows for the year ended June 30, 2004 has been restated for the current period. There was no effect on any other financial statement schedule for the same period.

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

There were no changes in the Company's internal controls or in other factors that could affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The name, age and position held by our directors and officers is as follows:

Name and Address	Age	Position(s)
Steven Gaspar	54	President, Principal Executive Officer, Treasurer, Principal
33677 Wildwood Drive		Financial Officer and a member of the Board of Directors
Abbotsford, B.C.
Canada V2S 1S2

Christopher Gaspar	21	Vice President of Operations and a member of the
#356 - 2821 Tims Street		Board of Directors
Abbotsford, B.C.
Canada V2T 4B1

Background of Officers and Directors

Since August 31, 2002, Mr. Steven Gaspar has been the president, chief executive officer, treasurer, chief financial officer and a member of the board of directors. From March 1996 until September 1997, Mr. Gaspar, was the owner/operator of two retail video stores in Abbotsford, British Columbia, Canada. In October 1997, he was a partner in a chain of retail five stores, called Movies, Movies, located in the Vancouver area. In September 1999, Mr. Gaspar, became our general manager and played an instrumental role in our development and implementation.

On May 10th, 2005, Mr. Christopher Gaspar was appointed as a Director of the Company. He made the advancement to full time senior management on July 16th 2005 as Vice President of Operations. While working in video sales and operations, both full and part time since 1996 for Movies Movies and Box Seat Video he acquired a first hand working knowledge of all facets of online sales, procurement, and fulfillment functions pertaining to the video industry. He studied Electrical Engineering at BCIT (British Columbia Institute of Technology) in 2002 /2003 and at the University of Saskatchewan in 2003/2004. His technological training in conjunction with an intimate working knowledge of the on-line DVD industry will play an instrumental role in the company's future growth.

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

Audit Committee Financial Expert

We have no in-house financial expert. We utilize the services of an outside independent accountant and business consultant.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

ITEM 10.     EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation we paid to our chief executive officer and the other highest paid executive officers (the Named Executive Officer) during the three most recent fiscal years.

Summary Compensation Table

						Long Term Compensation
			Annual Compensation			Awards	Payouts
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)
				Other		Securities
				Annual	Restricted	Underlying		All Other
Name and Principal				Compens	Stock	Options/	LTIP	Compens
Position	Year	Salary	Bonus	Ation	Award(s)	SARs	Payouts	Ation

Steven Gaspar	2005	120,000	-	-	-	-	-	-
President	2004	52,000	-	-	-		-	-
	2003	52,000	-	$20,000	-	2,000,000	-	-

James Carroll	2005	22,000	-	$47,000	-	940,000	-	-
Resigned 07/05	2004	20,000	-	-	-	-	-	-
	2003	-	-	-	-	-	-	-

Christopher Gaspar	2005	60,000	-	$5,000	-	500,000	-	-
Chief Financial Officer	2004	-	-	-	-	-	-	-
	2003	-	-	-	-	-	-	-

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors, other than our 2003 and 2005 S-8 Non-qualifying Stock Option Plans. Under these Plans, the board of directors is vested with discretionary authority to grant options to persons furnishing services to us. There were 5,000,000 options granted and shares issued under the 2003 Plan. There are no remaining options in the 2003 Plan. There were 12,000,000 options authorized under the 2005 Plan of which 9,060,000 options were granted and shares issued, leaving 2,940,000 options remaining in the 2005 S-8 Non-qualifying Stock Option Plan.

Future Compensation of Our Officers

For the fiscal year ending June 30, 2006, we will pay Steve Gaspar a salary of $120,000 per annum and we intend to grant him options to acquire 2,000,000 shares of common stock at an exercise price of $0.01 per share annually. Christopher Gaspar will receive a salary of $60,000 per annum and we intend to grant him options to acquire 1,000,000 shares of common stock at an exercise price of $0.01 per share annually.

Option/SAR Grants
On June 27, 2003, 2,000,000 shares of common stock were issued to Steven Gaspar at a purchase price of $0.01 per share or a total of $20,000.

On June 27, 2003 210,000 shares of common stock were issued to Steven Gaspar at a purchase price of $ 0.05 per shares paid for by forgiveness of debt in the amount of $10,500.

Long-Term Incentive Plan Awards

Other than the herein described 2005 Non-qualifying Stock Option Plan, we do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of Directors

We do not have any plans to pay our directors any money. The directors did not receive any other compensation for serving as members of the board of directors. There are no contractual arrangements with any member of the board of directors.

We do not expect to pay any salaries to our officers, except Steve Gaspar and Christopher Gaspar as noted herein.

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

Number and Address
Beneficial Owner [1]	Number of Shares	Percentage of Ownership

Steven Gaspar	7,995,000	16%
33677 Wildwood Drive
Abbotsford, B.C.
Canada V2S 1S2

Christopher Gaspar	530,000	1%
#356 - 2821 Tims Street
Abbotsford, B.C.
Canada V2T 4B1

as a Group (2 Persons)	8,525,000	17%

Future Sales by Existing Stockholders

All issued shares of common stock issued to date under the spin-off and pursuant to Regulation S-8 are immediately resalable, and those issued under Regulation S are subject to limitations imposed on insiders, and under Rule 144.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of our company which may result in a change in control of our company.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We approved a 13,243,500-for-1 stock split on September 20, 2001 and amended the stock split to 14,000,000-for-1 on December 20, 2001 and a further amended the stock split to 14,400,000-for-1 on March 30, 2002. After adjusting for rounding, we issued 14,221,750 shares as a result of the spin-off.

On June 27, 2003, 2,000,000 shares of common stock were issued to Steven Gaspar at a purchase price of $0.01 per share or a total of $20,000. On the same date 210,000 shares were issued to Steven Gaspar in consideration of forgiveness of a debt in the amount of $10,500.

On January 4, 2005, 50,000 shares of Reg. S common stock were issued to Jim Carroll at a purchase price of $0.01 per share or a total of $500.00.

ITEM 13.     EXHIBITS

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

The following Exhibits are incorporated herein by reference from the Registrant's Form S-8 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-127208 on August 4, 2005. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Description

10.1	2005 Nonqualified Stock Option Plan.

The following exhibits are filed with this report:

Exhibit No.	Description

23.1	Consent of Williams & Webster, P.S.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Williams and Webster, P.S., Certified Public Accountants, are the Company's independent auditors to examine the financial statements of the Company for the fiscal year ending June 30, 2005. Williams & Webster, P.S. has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

Williams & Webster, P.S. was paid aggregate fees of approximately $26,000 for the fiscal year ended June 30, 2005 and approximately $22,000 for the fiscal year ended June 30, 2004 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSBs during these fiscal years.

Audit-Related Fees

Williams & Webster P.S. was not paid additional fees for the fiscal year ended June 30, 2005 and June 30, 2004 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

Williams & Webster, P.S. was not paid any aggregate fees for the fiscal year ended June 30, 2005 and for the fiscal year ended June 30, 2004 for professional services rendered for tax compliance, tax advice and tax planning. This service was not provided.

All Other Fees

Williams & Webster, P.S. was paid no other fees for professional services during the fiscal years ended June 30, 2005 and June 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of October, 2005.

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

Signatures	Title	Date

/s/ Steven Gaspar	President, Principal Executive Officer,	October 13, 2005
Steve Gaspar	Treasurer, Principal Financial Officer and a member of the Board of Directors

/s/ Christopher Gaspar	Vice President and a member of the	October 13, 2005
Christopher Gaspar	Board of Directors