Form 10QSB
period 2005-09-30
VMH VIDEOMOVIEHOUSE COM INC
filed 2005-11-18
CIK 1160164

================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2005
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

The Company is a Shell company:	Yes [ ]	No [X]

==================================================================================================

PART I.

ITEM 1. - FINANCIAL STATEMENTS

VMH VideoMovieHouse.com Inc.
Balance Sheets
	September 30,	June 30,
	2005	2005
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$95,577	$32,397
Accounts receivable	51,615	30,449
Prepaid expenses	1,327	-
Sales tax receivable	40,512	17,732
Inventory	551,178	445,125
TOTAL CURRENT ASSETS	740,209	525,703

PROPERTY AND EQUIPMENT
Property and equipment, net	42,467	22,693
TOTAL PROPERTY AND EQUIPMENT	42,467	22,693

OTHER ASSETS
Website and technology, net of amortization	37,916	43,162
Deposits	4,597	5,209
TOTAL OTHER ASSETS	42,513	48,371

TOTAL ASSETS	$825,188	$596,767

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$689,247	$471,053
Refunds due - Amazon	110,090	-
Line of credit	20,673	16,906
TOTAL CURRENT LIABILITIES	820,010	487,959

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, no par, 200,000,000 shares authorized; 22,622,757
and 22,432,757 shares issued and outstanding, respectively	1,567,908	1,106,483
Accumulated deficit	(1,562,730)	(997,675)
TOTAL STOCKHOLDERS' EQUITY	5,178	108,808
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$825,188	$596,767

The accompanying condensed notes are an integral part of these financial statements.

VMH VideoMovieHouse.com Inc.
Statements of Operations
		Three Months Ended
		September 30,		September 30,
		2005		2004
		(unaudited)		(unaudited)

REVENUES, net of refunds and charge backs		$840,039		$692,168
COST OF GOODS SOLD		661,808		473,754
GROSS PROFIT		178,231		218,414

EXPENSES
Consulting		97,402		-
Sales and marketing expense		295,282		166,535
General and administrative		39,717		20,299
Website and server		15,608		771
Amortization and depreciation		6,074		2,352
Professional fees		41,449		17,578
Rent and lease		5,118		4,045
Management salaries		30,000		12,000
Wage settlement - Jim Carroll		90,000		-
Wages		121,828		34,044
Foreign currency transaction (gain) loss		807		644
TOTAL EXPENSES		743,285		258,268
LOSS FROM OPERATIONS		(565,055)		(39,854)

OTHER INCOME (EXPENSES)
Interest expense		-		(1,476)
TOTAL OTHER INCOME (EXPENSES)		-		(1,476)

INCOME (LOSS) BEFORE INCOME TAXES		(565,055)		(41,330)
INCOME TAXES		-		-
NET INCOME (LOSS)		(565,055)		(41,330)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF BASIC
AND DILUTED COMMON STOCK
SHARES OUTSTANDING		-		22,583,518

The accompanying condensed notes are an integral part of these financial statements.

VMH VideoMovieHouse.com Inc.
Statements of Cash Flows
	Three Months Ended
	September 30,	September 30,
	2005	2004
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss (loss)	$(565,055)	$(41,330)
Adjustments to reconcile net loss to net cash provided
(used) by operations:
Stock issued for accrued expenses	461,425	9,025
Amortization and depreciation	6,074	2,352
Foreign currency transaction (gain) loss	807	644
(Increase) decrease in:
Receivables	(21,166)	2,659
GST receivable	(22,780)	-
Inventory	(106,053)	23,673
Prepaid expenses	(1,327)	-
Deposits	612	405
Increase (decrease) in:
Accounts payable - related parties	-	(7,471)
Refunds payable Amazon	110,090	-
Accounts payable and accrued expenses	218,194	(37,942)
Net cash provided (used) by operating activities	80,821	(47,985)

CASH FLOWS FROM INVESTING ACTIVITIES
Property & Equipment	(21,409)	-
Net cash (used) by investing activities	(21,409)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Line of credit	3,767	(14,028)
Overdrafts	-	14,190
Net cash provided (used) by financing activities	3,767	162

NET INCREASE (DECREASE) IN CASH	63,179	(47,823)
CASH - Beginning of period	32,397	50,022
CASH - End of period	$95,576	$2,199

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest expense paid	$-	$-
Income taxes paid	$-	$-

NON-CASH TRANSACTIONS
Capital contributed by officer	$-	$7,471
Stock for compensation	130,000
Stock for services	331,425

The accompanying condensed notes are an integral part of these financial statements.

VMH VIDEOMOVIEHOUSE.COM INC
Condensed Notes to Financial Statements
September 30, 2005

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements of VMH-Videomoviehouse.com, Inc. (hereinafter "VMH" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006.

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

Going Concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2005, the Company had limited cash resources, and an accumulated deficit of $ 1,562,730. These factors and subsequent events raise substantial doubt about the Company's ability to continue as a going concern.

VMH VIDEOMOVIEHOUSE.COM INC
Condensed Notes to Financial Statements
September 30, 2005

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

Deferred Expenses
Salaries for officers that have been deferred are included in wages in the statement of operations and in accounts payable-related party on the balance sheet. At September 30, 2005 there are no deferred officers salaries accrued.

Foreign Currency Translation
The Company's functional currency is U.S. dollars. Assets, other than fixed assets, and liabilities of the Company's operations are translated into U.S. dollars at the current exchange rates, and revenue is collected and recorded is U.S. dollars. The Company's fixed assets are translated at historical exchanges rates. Expenses are translated at the average exchange rates during the period and exchange differences arising on translation are disclosed as a separate component of shareholders' equity. Realized gains and losses from foreign currency transactions are reflected in the Company's results of operations. Foreign currency transaction losses included in cost of sales for the periods ended September 30, 2005 and 2004 were approximately $38,000 and $13,400, respectively.

Revenue and Cost Recognition
The Company's revenues are recognized at the time of shipment of products. The Company sells its products and indirectly, using online marketing services. Cost of goods is primarily made up of costs associated with videos and DVDs. Revenues are recognized net of sale returns and charge backs. The Company provides an allowance for sales returns.

Reseller Commissions
Reseller commissions are recorded as an expense if the cumulative affirmative impact of indicators of gross revenue reporting, as outlined in EITF 99-19, Indicators 7-14, are met by the Company in the transaction. The Company pays a commission recorded as a selling expense, strictly on a success basis as a result of selling the Company' s products and services to third party customers. When the Company has credit card charge backs, these charge backs are netted against sales.

Recent Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinion, or APB, No. 20, Accounting Changes, and SFAS No. 3, Reporting

VMH VIDEOMOVIEHOUSE.COM INC
Condensed Notes to Financial Statements
September 30, 2005

Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The Company has not determined the financial impact from the adoption of this statement.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (hereinafter "SFAS No. 153"). This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. During the year ended June 30, 2005, the Company adopted SFAS No. 153. The Company has determined that there was no financial impact from the adoption of this statement.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, " Inventory Costs - an amendment of ARB No. 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, "Accounting for Stock Based Compensations." This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by

VMH VIDEOMOVIEHOUSE.COM INC
Condensed Notes to Financial Statements
September 30, 2005

the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, " Employers' Accounting for Employee Stock Ownership Plans. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

Segment Information
The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (hereinafter "SFAS No. 131") during the year ended June 30, 2005. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available, evaluated regularly by the chief operating decision makers, or a decision making group, in deciding how to allocate resources and in assessing performance. The Company does not report segment information at this time because it has one geographic location, one operating segment and sales other than U.S. sales are immaterial at September 30, 2005. Sales other than U.S. sales were $3,900 and $0 at September 30, 2005 and 2004, respectively.

Sales Returns and Allowances
Amounts accrued for sales returns and allowance are maintained at a level believed adequate by Management to absorb probable losses in the trade receivable due to sales discounts and allowances. The provision rate is established by Management using the following criteria: past sales returns experience, current economic conditions, and other relevant factors, and are re-evaluated on a quarterly basis. The allowance is increased by provisions for sales discounts and allowances charged against income. The Company records revenue, net of sales discounts and allowances, when the risk of ownership is transferred to the customer. Allowances are provided at the time of revenue is recognized in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists." See Note 4.

NOTE 3 - COMMON STOCK AND STOCK OPTIONS

During the three months ended September 30, 2005 the Company issued 17,598,000 shares of common stock pursuant to an S-8 registration statement for marketing services valued at $168,050, compensation valued at $130,000, and legal and other professional services valued at 163,375.

VMH VIDEOMOVIEHOUSE.COM INC
Condensed Notes to Financial Statements
September 30, 2005

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

On August 4, 2005, the Company's board of directors approved the VMH VideoMovieHouse.com 2005 Nonqualified Stock Option Plan. This plan, subject to the authorization of the Company's board of directors, allows the Company to distribute up to 12,000,000 options on common stock shares to officers, directors, employees and consultants at an exercise price of up to $0.15 per share.

The following is a summary of the Company's open stock option plans:

Equity compensation plans not approved by shareholders	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
2005 Stock Option Plan	-	-	-
2004 Stock Option Plan	-	-	-
Total	-	$-	-

During the quarter ended December 31, 2004 the Company granted 7,500,000 common stock options for services of $150,000. These options were issued to consultants assisting in the expansion of the Company' s operations into Europe. The Company also granted 1,300,000 shares for services of $65,000. Additionally, 940,000 shares of common stock options were granted for services of $47,000 and 190,000 shares of common stock options were granted for services of $7,500. All options were immediately exercised.

During the year ended June 30, 2004, the Company granted 3,400,000 common stock options in consideration for debt retirement at exercise prices ranging from $0.02 to $0.08 per share valued at $90,000 and 100,000 options as payment for consulting services valued at $5,000. These options were immediately exercised.

VMH VIDEOMOVIEHOUSE.COM INC
Condensed Notes to Financial Statements
September 30, 2005

During the quarter ended June 30, 2005 the Company granted 190,000 common stock options for services. The options were exercised at the exercise price of $0.04.

During the three months ended September 30, 2005 the Company issued 9,510,000 shares of common stock pursuant to an S-8 registration statement for services and consulting. These options were immediately exercised.

The following is a summary of the status of fixed options outstanding at September 30, 2005:

	Number of Shares	Weighted Average Exercise Price
Outstanding, June 30, 2004	-	-
Granted	190,000	0.04
Exercised	(190,000)	0.04
Outstanding, June 30, 2005	-	-
Granted	9,510,000	0.04
Exercised	9,510,000	0.04

Outstanding September 30, 2005	-	-

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

VMH VIDEOMOVIEHOUSE.COM INC
Condensed Notes to Financial Statements
September 30, 2005

Charge backs and returns are made through Amazon or Half refunding the credit card charge back to the customer and withholding the amount from the next remittance to VMH charge backs for uncollected credit card payment are also withheld from the next remittance to VMH. Returns and charge backs were $52,860 and $ 20,386 for the three months ending September 30, 2005 and 2004, respectively.

In accordance with SFAS No. 48, the Company has established a sales and returns allowance at September 30, 2005 in the amount of 110,090.

Gift certificates sold are carried as a liability and revenue is recognized when the gift certificate is redeemed. As of September 30, 2005 the Company has never sold a gift certificate.

The Company does not receive any discounts, rebates or coupons from Amazon or Half in accordance with the sub-distributor relationship, nor does the Company offer Amazon, Half or its direct customers any discounts, coupons or rebates.

The Company is no longer selling product on Amazon.com see Note 5.

NOTE 5 - SUBSEQUENT EVENTS

On September 15, 2005 the Company announced it has signed a Memorandum of Understanding to acquire the assets and business of DVD Marketplace.com, www.dvdmarketplace.com, an established online DVD retailer offering entertainment products for sale from third party merchants in the USA. This acquisition is still in the due diligence period.

On October 14, 2005 the Company announced it has signed an agreement for the worldwide distribution rights for Columbia Film's line of Tamil Indian Films which it plans to market through its new website www.videomoviehouse.in

As of October 20, 2005, the Company ceased acting as a sub-distributor for Amazon.com citing high commissions, unreliable product supply lines, and a weak US dollar as causes for making this re-seller program unprofitable. The Company expects this will have a significant negative effect on top line revenue in the short term, but has determined that it was necessary in order to achieve overall profitability. The Company will now focus on growing revenues through its own sites and its Online DVD rental program.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

We are in our fifth year of business generating revenues from the sale of video tapes, DVDs, CDs and also the rental of DVDs over the internet. Our web site is located at www.videomoviehouse.com for both our US customers and Canadian customers. We do not deal in pornographic material. The web site has been in full operation for approximately four years. We are no longer selling on Amazon.com as it has proven unprofitable. The company will require more capital in the foreseeable future as it expands it's and third party sales infrastructures in attempts to increase overall revenue.  If the company continues to experience operating losses over an extended period of time, we run the risk of not having sufficient capital to meet ongoing costs, and may be unable to continue to operate. We are continually adjusting our pricing strategies, our purchasing strategies, and our shipping procedures in order to achieve profitability. Increased inventory levels will be required to service the new DVD rental program. This requires an injection of capital for which we are considering all our available options.

Our auditors have issued a going concern opinion. This means that they are uncertain as to us being able to continue as an on-going business for the next twelve months. This is because our expenses still exceed revenues. If the losses continue, we must raise cash from sources other than revenue in order to meet our ongoing financial obligations and to enable the company to move ahead with future expansion plans. We are aware of this, and are considering all our options. Management intends to seek additional capital from new equity securities offerings which will, if successful, provide funds needed to increase liquidity, fund future growth, and fully implement expansion plans. However, there is no assurance that the company can raise the required capital. If the company is unable to raise the required capital, then it will have to re-assess its plans for future expansion. In July 2005, Jim Carroll resigned as Director of the Company and was replaced by Christopher Gaspar. Christopher has been working in the video industry for 7 years and at the Company since its inception.

Liquidity and Capital Resources

Current assets as of September 30, 2005 were $740,209 and current liabilities were $820,010. This compares to June 30, 2005 current assets of $525,703 and current liabilities of $487,959. This significant change is due in part to an increase in inventory needed to fulfill increased demand and $110,090 set aside for possible refunds due to Amazon customers. We are experiencing strain on our cash flow as sales patterns have caused the need for higher inventory levels to be kept on hand. Additional capital has been provided by way of short terms loans and salary deferment from our officers, but this is unlikely to continue.

As of September 30, 2005, we had $95,577 cash on hand, receivables of $51,615 and inventory of $551,178. This is compared to cash of $32,397, receivables of $30,449 and inventory of $445,125 on June 30, 2005. Accounts receivable are from merchant VISA sales which are usually collected within fifteen days and sales tax recoverable generally received within 90 days. We will still need to raise additional capital to stabilize the business and press ahead with expansion plans. We are considering plans to raise funds, either by way of loans and sale of stock, as well as we are seeking larger credit limits from our suppliers. We have not identified any long-term sources of liquidity, or implemented any plan to raise additional capital. There is no assurance, even if we implemented such plans, that we will be able to sell stock, borrow money or secure new credit in the future. Presently, our bank line of credit and our supplier's credit lines are personally guaranteed by our President. All unpaid management salaries were paid by the issuance of restricted stock, and there was no outstanding deferred management salaries at September 30, 2005.

Results of Operations

Total revenues for the quarter ending September 30, 2005 were approximately US$ 840,039 compared to revenues of US$ 692,168 for the corresponding quarter last year. This represents an increase of approximately 21 % in total revenues in comparison to the same quarter last year, however. gross profit ratio in the quarter ending September 30, 2005 was down to 21% compared to 31% the same quarter last year. This decline in gross profit margin can be mainly attributed to the weakness in the US dollar as a significant proportion of our DVDs are sourced in Canada and our overhead is paid mainly in Canadian dollars. Another contributing factor to this decline in gross profit margin is the severe competition the company faces from third party sellers willing to market their products on Amazon.com at prices which are at or below the company's cost. In November, management decided to stop acting as a sub-distributor for Amazon.com as it was becoming increasingly unprofitable.  Total losses for the quarter increased reached $565,055, up significantly from $39,854 for the same period last year. Management has decided to change its focus and is re-directing its expenditures towards finding and acquiring new sources of revenue. The expected savings annually of approx. $400,000 paid out in commissions and sellers fees to Amazon will be re-directed to attract new traffic to its own websites through advertising.

Foreign currency losses were $ 807 in the quarter ended September 30, 2005 compared to $644 for the same period last year.

The Company provided for an allowance for sales returns of $ 110,090 this quarter for potential liability associated with returns and our money back guarantee.

Gift certificates sold are carried as a liability and revenue is recognized when the gift certificate is redeemed. As of September 30, 2005 the Company has never sold a gift certificate.

Management has long recognized the need to diversify it revenue sources and reduce its dependence on sales generated through other web sites such as Amazon and Half.com. We have always been aware that, should the selling policies of these organizations change, the company could experience a significant drop in sales. By embarking on a path of diversification towards other methods of earning online revenues, management feels that this dependency issue has been addressed once and for all. Nevertheless, a significant injection of new capital will be required during the next 12 months to fund existing expansion and diversification plans.

On September 12, 2005 the company also launched its new website www.videomoviehouse.in into the Indian marketplace in order to market western style Hollywood movies to Indians residing in South Asia. The company will service this segment of its market from existing facilities, however, due to the attractively low operating costs available in India, the availability of today's low cost communications, and India's largely English speaking population, plans are being considered to establish a full service facility to operate on the Indian Sub-continent. The cost of a full service facility is still under review.

On September 15, the company signed a Memorandum of Understanding to acquire www.dvdmarketplace.com , an established online DVD retailer offering entertainment products for sale from third party merchants in the USA. Revenue would be generated by the company from commissions paid by sellers that market their DVDs on this site in a fashion similar to those offered by www.amazon.com and www.half.com . The company is also considering plans to offer products other than DVDs for sale using this third party sales technology. To date this transaction has not yet been completed.

We will continue to expand our exposure in the online market place by advertising to attract more traffic to our web-site, and by seeking out new sources of revenue, such as the on-line DVD rental market and third party sales platforms. The company has gained much of the experience needed to operate successfully in the DVD on-line rental marketplace by virtue of its 5 years of successful operation in the on-line video mail order business. We believe our management's previous experience in the operation of non-Internet video rental business will be valuable in the on-line rental business.

Trends

Both the DVD sales and DVD rentals are experiencing an increased demand, while VHS sales still remain profitable, VHS products will be phased out next year. Our focus is changing to DVD rentals and sales on our own sites plus and the launch of the company's own third party sales platform allowing the company to collect revenues from commissions and fees from sellers using the company's site to sell their goods . Sales will likely decline in the short term without Amazon.com, but margins are expected to recover as the transition unfolds. By embarking on this path of diversification, and towards other methods of earning online revenues, management feels that this issue has been addressed.

Inflation

Inflation has not been a factor effecting current operations, and is not expected to have any material effect on operations in the near future.

Foreign Operations

We rent office and warehouse space in Abbotsford, British Columbia, Canada which will serve as the corporate and administrative offices, as well as the warehousing and shipping centre of the sales division. Our server and database are stored at a separate location from for our sales division. An office and storage facility are maintained by the company in Sumas, Washington to handle returns and shipments of products in the United States.

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

The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. During the year ended June 30, 2005, the Company adopted SFAS No. 153. The Company has determined that there was no financial impact from the adoption of this statement.

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

ITEM 3.     CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS
	Exhibit No.	Document

(c)	31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended

	32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of November, 2005.

VMH VIDEOMOVIEHOUSE.COM INC. (Registrant)

BY: /s/ Steven Gaspar
Steven Gaspar, President, Principal Executive Officer, Treasurer, Principal Financial Officer and member of the Board of Directors