Form 10QSB
period 2005-12-31
VMH VIDEOMOVIEHOUSE COM INC
filed 2006-02-17
CIK 1160164

===================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED December 31, 2005
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

===================================================================================================

PART I.

ITEM 1. - FINANCIAL STATEMENTS

VMH VideoMovieHouse.com Inc.
Balance Sheets
	December 31,	June 30,
	2005	2005
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$77,842	$32,397
Accounts receivable	19,910	30,449
Prepaid expenses	20,243	-
Receivable from director	84,208	-
Sales tax receivable	9,443	17,732
Inventory	314,512	445,125
TOTAL CURRENT ASSETS	526,158	525,703

PROPERTY AND EQUIPMENT
Property and equipment, net	41,207	22,693
TOTAL PROPERTY AND EQUIPMENT	41,207	22,693

OTHER ASSETS
Website and technology, net of amortization	32,500	43,162
DVD Marketplace website and technology	100,000	-
Deposits	4,587	5,209
TOTAL OTHER ASSETS	137,087	48,371
TOTAL ASSETS	$704,452	$596,767

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$451,752	$471,053
Refunds due - Amazon	37,309	-
Line of credit	21,393	16,906
Promissory Note - Due to Wide Open Tech	81,250	-
TOTAL CURRENT LIABILITIES	591,704	487,959

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par, 200,000,000 shares authorized; 59,862,702
and 32,793,757 shares issued and outstanding, respectively	59,863	32,794
Additional paid in capital	1,731,596	1,073,689
Accumulated deficit	(1,678,711)	(997,675)
TOTAL STOCKHOLDERS' EQUITY	112,748	108,808
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$704,452	$596,767

The accompanying condensed notes are an integral part of these financial statements.

VMH VideoMovieHouse.com Inc.
Statements of Operations
	Three Months Ended			Six Months Ended
	December 31,		December 31,	December 31,		December 31,
	2005		2004	2005		2004
	(unaudited)		(unaudited)	(unaudited)		(unaudited)
			(Restated)			(Restated)

REVENUES, net of refunds and charge backs	$281,352		$1,012,974	$1,121,391		$1,705,142

COST OF GOODS SOLD	60,211		694,401	722,019		1,168,155

GROSS PROFIT	221,141		318,573	399,372		536,987

EXPENSES
Consulting	21,426		199,838	118,828		199,838
Sales and marketing expense	59,364		253,675	354,646		420,210
General and administrative	99,169		9,536	138,886		34,651
Website and server	-		-	15,608		-
Amortization and depreciation	6,676		2,352	12,750		4,704
Professional fees	41,663		16,505	83,112		34,083
Rent and lease	5,127		-	10,245		-
Management salaries	55,178		-	85,178		-
Wages	55,913		59,476	267,741		105,520
Foreign currency transaction (gain) loss	(7,393)		(71,180)	(6,586)		(70,536)
TOTAL EXPENSES	337,123		470,202	1,080,408		728,470

LOSS FROM OPERATIONS	(115,982)		(151,629)	(681,036)		(191,483)

OTHER INCOME (EXPENSES)
Interest expense	-		-	-		(1,476)
TOTAL OTHER INCOME (EXPENSES)	-		-	-		(1,476)

INCOME (LOSS) BEFORE INCOME TAXES	(115,982)		(151,629)	(681,036)		(192,959)

INCOME TAXES	-		-	-		-

NET INCOME (LOSS)	(115,982)		(151,629)	(681,036)		(192,959)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE $	nil	$	nil	(0.01)	$	nil

WEIGHTED AVERAGE NUMBER OF BASIC
AND DILUTED COMMON STOCK
SHARES OUTSTANDING	55,180,072		32,119,424	48,656,915		27,307,757

The accompanying condensed notes are an integral part of these financial statements.

VMH VideoMovieHouse.com Inc.
Statements of Cash Flows
	Six Months Ended
	December 31,		December 31,
	2005		2004
	(unaudited)		(unaudited)
			(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss (loss)	$(681,036)		$(192,959)
Adjustments to reconcile net loss to net cash provided (used) by operations:
Stock issued for expenses, compensation and services	626,425		206,025
Amortization and depreciation	12,750		4,704
Foreign currency transaction (gain) loss	-		29,036
(Increase) decrease in:
Receivables	10,539		(56,018)
Receivables, related party	(84,208)
GST receivable	8,289		-
Inventory	130,613		(112,366)
Prepaid expenses	(1,496)
Deposits	622		(1,302)
Increase (decrease) in:
Accounts payable - related parties	-		(6,287)
Refunds payable to Amazon	37,309		-
Accounts payable and accrued expenses	(19,301)		152,654
Net cash provided (used) by operating activities	40,506		23,487

CASH FLOWS FROM INVESTING ACTIVITIES
Property & Equipment	(20,548)		-
Net cash (used) by investing activities	(20,548)		-

CASH FLOWS FROM FINANCING ACTIVITIES
Line of credit	4,487		162
Stock issued from private placement	21,000		-
Net cash provided (used) by financing activities	25,487		162

NET INCREASE (DECREASE) IN CASH	45,445		23,649
CASH - Beginning of period	32,397		50,022
CASH - End of period	$77,842		$73,671

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest expense paid	$-		$-
Income taxes paid	$-		$-

NON-CASH TRANSACTIONS
Capital contributed by officer	$-		$7,471
Stock issued for accrued expenses	$-		$9,025
Stock options issued for services for development of website	$-		$65,000
Common stock issued for services	$355,035		$197,000
Common stock issued for debt	$-		$19,500
Stock issued for compensation	$271,390		$-
Financing of Website purchased from Wide Open Technology	$100,000	$
Stock issued for purchase of Wide Open Technology website	$18,750		$-

The accompanying condensed notes are an integral part of these financial statements.

VMH VIDEOMOVIEHOUSE.COM INC
Condensed Notes to Financial Statements
December 31, 2005

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

Operating results for the six month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006.

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

Going Concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2005, the Company had limited cash resources, and an accumulated deficit of $ 1,678,711. These factors and subsequent events raise substantial doubt about the Company's ability to continue as a going concern.

VMH VIDEOMOVIEHOUSE.COM INC
Condensed Notes to Financial Statements
December 31, 2005

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

Foreign Currency Translation
The Company's functional currency is U.S. dollars. Assets, other than fixed assets, and liabilities of the Company's operations are translated into U.S. dollars at the current exchange rates, and revenue is collected and recorded is U.S. dollars. The Company's fixed assets are translated at historical exchanges rates. Expenses are translated at the average exchange rates during the period and exchange differences arising on translation are disclosed as a separate component of shareholders' equity. Realized gains and losses from foreign currency transactions are reflected in the Company's results of operations. Foreign currency transaction losses included in cost of sales for the periods ended December 31, 2005 and 2004 were approximately $45,000 and $29,700, respectively.

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

Recent Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinion, or APB, No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The Company has not determined the financial impact from the adoption of this statement.

VMH VIDEOMOVIEHOUSE.COM INC
Condensed Notes to Financial Statements
December 31, 2005

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

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, " Inventory CostsC an amendment of ARB No. 43, Chapter 4" .. This statement amends the guidance in ARB No. 43, Chapter 4, " Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, " Accounting for Stock Based Compensations." This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

VMH VIDEOMOVIEHOUSE.COM INC
Condensed Notes to Financial Statements
December 31, 2005

Segment Information
The Company adopted Statement of Financial Accounting Standards No. 131,"Disclosures about Segments of an Enterprise and Related Information," (hereinafter "SFAS No. 131") during the year ended June 30, 2005. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available, evaluated regularly by the chief operating decision makers, or a decision making group, in deciding how to allocate resources and in assessing performance. The Company does not report segment information at this time because it has one geographic location, one operating segment and sales other than U.S. sales are immaterial at December 31, 2005. Sales other than U.S. sales were $6,000 and $0 at December 31, 2005 and 2004, respectively.

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

NOTE 3 - COMMON STOCK

During the quarters ended September 30, 2005 the Company issued 17,598,000 shares of common stock pursuant to an S-8 registration statement for marketing services valued at $168,050, compensation valued at $130,000, and legal and other professional services valued at 163,375.

During the quarter ended December 31, 2005 the Company issued 9,648,945 shares of common stock for cash of $21,000, compensation of $75,000 and professional and consulting services of $90,000.

NOTE 4 - STOCK OPTIONS

On March 24, 2004, the Company's board of directors approved the VMH VideoMovieHouse.com 2004 Nonqualified Stock Option Plan. This plan, subject to the authorization of the Company's board of directors, allows the Company to distribute up to 5,000,000 options on common stock shares to officers, directors, employees and consultants at an exercise price of up to $0.25 per share.

VMH VIDEOMOVIEHOUSE.COM INC
Condensed Notes to Financial Statements
December 31, 2005

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

The following is a summary of the Company's open stock option plans:

Equity compensation plans not approved by shareholders	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
2005 Stock Option Plan	-	-	1,020,000
Total	-	$-	1,020,000

During the six months ended December 31, 2005 the Company issued 10,980,000 shares of common stock pursuant to an S-8 registration statement for services and consulting. These options were immediately exercised.

See Note 3.

The following is a summary of the status of fixed options outstanding at December 31, 2005:

	Number of Shares	Weighted Average Exercise Price
Outstanding, June 30, 2004	-	-
Granted	190,000	$0.04
Exercised	(190,000)	0.04
Outstanding, June 30, 2005	-	-
Granted	10,980,000	0.04

Exercised	10,980,000	$0.04

Outstanding December 31, 2005	-	-

VMH VIDEOMOVIEHOUSE.COM INC
Condensed Notes to Financial Statements
December 31, 2005

NOTE 5-- REVENUE RECOGNITION

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

Charge backs and returns are made through Amazon or Half refunding the credit card charge back to the customer and withholding the amount from the next remittance to VMH charge backs for uncollected credit card payment are also withheld from the next remittance to VMH. Returns and charge backs were $86,477 and $109,537 for the six months ending December 31, 2005 and 2004, respectively.

In accordance with SFAS No. 48, the Company has established a sales and returns allowance at September 30, 2005 in the amount of $110,090.

Gift certificates sold are carried as a liability and revenue is recognized when the gift certificate is redeemed. As of December 31, 2005 the Company has never sold a gift certificate.

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

VMH VIDEOMOVIEHOUSE.COM INC
Condensed Notes to Financial Statements
December 31, 2005

NOTE 6 - ACQUISITION OF ASSETS

On September 15, 2005 the Company announced it has signed a Memorandum of Understanding to acquire the assets of Wide Open Technologies, DVD Marketplace.com, www.dvdmarketplace.com, an established online DVD retailer offering entertainment products for sale from third party merchants in the USA. This acquisition became final on December 2, 2005. The Company purchased the asset, DVD Marketplace.com, for $100,000 to be paid in common stock. At December 31, 2005 the Company has issued 398,945 shares valued at $18,750 and recorded a liability for the remaining $81,250. In addition the Company has committed to issue, beginning January 2006, 40,000 shares per month for twelve months for assistance with site operations provided by Wide Open Technologies.

On October 14, 2005 the Company announced it has signed an agreement for the worldwide distribution rights for Columbia Film's line of Tamil Indian Films which it plans to market through its new website www.videomoviehouse.in

NOTE 7 - RECEIVABLE FROM DIRECTOR/CEO

The Company has become aware that a director/CEO may have inadvertently received an advance through the payment of his credit card. The director/CEO uses his personal credit card for the benefit of the Company for the payment of Company expenses. The timing of the payments and credit card charges resulted in an amount that exceeded the amount due to the director for salary and for expenses paid on behalf of the Company. Because the director/CEO had use of these funds before they were due to him, the transaction could be considered as advances that are not permissible under Section 402 of the Sarbanes-Oxley Act of 2002. Section 402 prohibits a Company from extending or maintaining credit, either directly or indirectly, in the form of personal loans to or for any director or executive officer. The over paid amounts were repaid to the Company subsequent to December 31, 2005.

Although the Company did not make any loans to its directors or executive officers, the use of personal credit cards for the benefit of the Company and cash repayments of that credit card may be construed as a loan if they exceed the amount due in deferred salary or loans to the Company. In order to remedy the situation, all amounts due from debit and credit card transactions, not otherwise covered by the directors' salaries, have been repaid to the Company subsequent to December 31, 2005. The Company has also initiated a stringent policy that will prohibit the use of debit cards and to acquire a Company credit card not in the name of the CEO. The Company will also implement accounting controls that will monitor credit card transactions in order to prevent any similar over payments from being made in the future. The Company already has in place, and will reiterate the policy of a strict prohibition against any loan or advance made to a director or executive officer that is not solely for a clear business purpose in the ordinary course of the Company's business.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS. December 31, 2005

We are in our sixth year of business generating revenues from the sale of video tapes, DVDs, CDs and also the rental of DVDs over the internet. Our websites are located www.videomoviehouse.com and www.dvdmarketplace.com for both our US customers and Canadian customers. We do not deal in pornographic material. Our company has been in full operation for approximately five years.

On Jan. 1st, 2006 the company began to operate DVDmarketplace.com. the companies' recent acquisition. In the first 30 days of full operation DVDmarketplace.com had signed up 25 feature merchants marketing in excess of 130,000 new and used DVDs on the new company website. By offering competitively lower commissions and selling fees to sellers of DVDs, both large and small, the company hopes to attract more and more sellers to market their products on our website. We intend to sell off our inventory in the coming months through our websites and focus our future growth efforts towards the expansion of the DVDmarketplace.com platform. We are leaving the product handling and warehousing business and transforming our operations technologically. An ever increasing portion of our revenues will come from commissions and seller fees paid by sellers who utilize our new DVDmarketplace.com third party sales platform.

A second source of revenues will be from sales of our own products. Although there will be no further need for traditional distribution channels as in the past, where we were required to maintain large inventory levels, the company will continue marketing products utilizing the live virtual inventories provided by the company's list of featured sellers as many of these sellers are in the wholesale distribution business. When DVDs are sold on our own websites, we process the sales transaction, collect the money and send the order to one of our merchant distributors for fulfillment. They then send the DVD direct to the purchaser after we have bought the DVD from them.

A third source of revenues is currently from monthly subscription fees collected from online DVD rentals. Revenues to date have been negligible and expansion plans in this area of operations are currently on hold. Rental operations will continue as management evaluates this area of operations. Management feels that it has insufficient capital at present to expand its rental operations and until it has the necessary capital to do so, efforts of expansion in this area of operations would create excessive strain on the company's cash flow. With the advent of access to a much wider and lower priced inventory available through DVDmarketplace.com, management feels that future expansion in this area of operations is promising but again the ultimate decision to expand more aggressively is dictated by the availability of capital.

Although the company will not be required to maintain the substantial inventory levels that have been required in the past, it will require more capital in the foreseeable future as it expands its third party sales infrastructure in an attempt to increase overall revenue. If the company continues to experience operating losses over an extended period of time, it runs the risk of not having sufficient capital to meet ongoing costs, and may be unable to continue operations. The company requires an injection of capital for which it is considering all available options.

Our auditors have issued a going concern opinion. This means that they are uncertain as to us being able to continue as an on-going business for the next twelve months. This is because our expenses still exceed revenues. If the losses continue, we must raise cash from sources other than revenue in order to meet our ongoing financial obligations and to enable the company to move ahead with future expansion plans. We are aware of this, and are considering all our options. Management intends to seek additional capital from new equity securities offerings which will, if successful, provide funds needed to increase liquidity, fund future growth, and fully implement expansion plans. However, there is no assurance that the company can raise the required capital. If the company is unable to raise the required capital, then it will have to re-assess its plans for future expansion. There is no assurance, even if we implemented such plans, that we will be able to sell stock, borrow money or secure new credit in the future. Presently, our bank line of credit, company credit card and supplier's credit lines are personally guaranteed by our President.

Liquidity and Capital Resources

Current assets as of December 31, 2005 were $704,452 and current liabilities were $591,704. This compares to June 30, 2005 current assets of $596,767 and current liabilities of $487,959. This significant change was due largely in part to the acquisition of the assets of DVDmarketplace.com, cash raised through financing activities and the reduction of inventory levels as un-needed product was returned to suppliers. Additional capital has been provided by way of short terms loans and salary deferment from our officers, but this is unlikely to continue.

As of Dec. 31, 2005, we had $77,842 cash on hand, receivables of $29,352 and inventory of $314,512. This is compared to cash of $32,397, receivables of $48,181 and inventory of $445,125 on June 30, 2005. Accounts receivable are from merchant VISA sales which are usually collected within fifteen days and sales tax recoverable generally received within 90 days. We will still need to raise additional capital to stabilize the business and press ahead with expansion plans. We are considering plans to raise funds, either by way of loans and sale of stock. We have not identified any long-term sources of liquidity, or implemented any plan to raise additional capital. There is no assurance, even if we implemented such plans, that we will be able to sell stock, borrow money or secure new credit in the future. Presently, our bank line of credit and our supplier's credit lines are personally guaranteed by our President. All unpaid management salaries were paid by the issuance of restricted stock, and there were no outstanding deferred management salaries at December 31, 2005.

Results of Operations

Total revenues for the quarter ending Dec. 31st, 2005 were approximately US$ 281,352 compared to revenues of US$ 1,012,974 for the corresponding quarter last year. This represents a decrease of approximately 72 % in total revenues in comparison to the same quarter last year; however, gross profit ratio in the quarter ending December 31, 2005 increased to 78% compared to 31% the same quarter last year. This increase in gross profit margin can be mainly attributed to the company's decision to cease unprofitable selling activities and the resulting lower cost of goods sold in the quarter as large quantities of un-needed video products were returned to suppliers for full credit. In November, management decided to stop acting as a sub-distributor for Amazon.com as it was becoming increasingly unprofitable. During this quarter approximately 53% of total revenues were generated through selling activities on Amazon. This move resulted in a decrease in total revenues in this quarter compared to the corresponding quarter the previous year of 72%. This move also resulted in a decrease in losses for the quarter to $115,982, down significantly from $151,629 for the same period last year, a decrease in losses of 24%. Management has decided to change its focus and is re-directing its expenditures towards finding and acquiring new sources of revenue. The expected savings annually of approx. $400,000 paid out in commissions and sellers fees to Amazon will be re-directed to attract new traffic to its own sites.

Foreign currency gains were $7,393 in the quarter ended December 31, 2005 compared to $ 71,180 for the same period last year.

The Company provided for an allowance for sales returns of $ 37,309 this quarter for potential liability associated with returns and our money back guarantee through Amazon.com. In addition, the Company has recorded a sales return and allowance of $86,477.

Gift certificates sold are carried as a liability and revenue is recognized when the gift certificate is redeemed. As of December 31, 2005 the Company has never sold a gift certificate.

Management has long recognized the need to diversify it revenue sources and reduce its dependence on sales generated through other web sites. We have always been aware that, should the selling policies of these organizations change, the company could experience a significant drop in sales. We believe that the diversification issue has been addressed one and for all with the acquisition and launch of DVDmarketplace.com in the beginning of January this year. We expect a significant rebound in revenues from this new endeavour during the upcoming year. Nevertheless, a significant injection of new capital will be required during the next 12 months to fund existing expansion and diversification plans.

On September 12, 2005 the company also launched its new website www.videomoviehouse.in into the Indian marketplace in order to market western style Hollywood movies to Indians residing in South Asia. The company will service this segment of its market from existing facilities, however, due to the attractively low operating costs available in India, the availability of today's low cost communications, and India's largely English speaking population, plans are being considered to establish a full service facility to operate on the Indian Sub-continent. The cost of a full service facility is still under review and due to the lack of available of funding at present; expansion plans in this area are temporarily on hold.

On September 15, the company signed a Memorandum of Understanding to acquire www.dvdmarketplace.com , an established online DVD retailer offering entertainment products for sale from third party merchants in the USA. This transaction has been completed and the company took over full operation and ownership of DVDmarketplace.com on January 1, 2006. Revenue is now earned by the company from commissions and sellers fees paid by sellers that market their DVDs on this site. The company is currently making plans to offer other products for sale on this site using this third party sales technology.

We will continue to expand our exposure in the online market place by advertising to attract more traffic to our web-sites and by aggressively pursuing online merchants to market their products on our new third party sales platform. By virtue of our 5 years of experience as an online seller, we have developed an understanding of the needs and wants of our fellow online merchants. This understanding will be of great use to us in attracting new online merchants to join DVDmarketplace.com.

Trends

Both the DVD sales and DVD rentals are experiencing an increased demand, while VHS sales are almost non existent. Our sales revenues have declined in this last quarter as we are going through a transition from being one of many sellers competing on someone else's third party selling platform to being the owner and operator of new third party selling platform. We are now earning revenues from commissions, seller fees and fulfillment sales generated from our DVDmarketplace.com website and expect that a vast majority of our future revenues will also come from these sources.

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

ITEM 3.     CONTROLS AND PROCEDURES

The Company has become aware that a director/CEO may have inadvertently received an advance through the payment of his credit card. The director/CEO uses his personal credit card for the benefit of the Company for the payment of Company expenses. The timing of the payments and credit card charges resulted in an amount that exceeded the amount due to the director for salary and for expenses paid on behalf of the Company. Because the director/CEO had use of these funds before they were due to him, the transaction could be considered as advances that are not permissible under Section 402 of the Sarbanes-Oxley Act of 2002. Section 402 prohibits a Company from extending or maintaining credit, either directly or indirectly, in the form of personal loans to or for any director or executive officer. The over paid amounts were repaid to the Company subsequent to December 31, 2005.

Although the Company did not make any loans to its directors or executive officers, the use of personal credit cards for the benefit of the Company and cash repayments of that credit card may be construed as a loan if they exceed the amount due in deferred salary or loans to the Company. In order to remedy the situation, all amounts due from debit and credit card transactions, not otherwise covered by the directors' salaries, have been repaid to the Company subsequent to December 31, 2005. The Company has also initiated a stringent policy that will prohibit the use of debit cards and to acquire a Company credit card not in the name of the CEO. The Company will also implement accounting controls that will monitor credit card transactions in order to prevent any similar over payments from being made in the future. The Company already has in place, and will reiterate the policy of a strict prohibition against any loan or advance made to a director or executive officer that is not solely for a clear business purpose in the ordinary course of the Company's business.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of February, 2006.

VMH VIDEOMOVIEHOUSE.COM INC. (Registrant)

BY: /s/ Steven Gaspar
Steven Gaspar, President, Principal Executive Officer, Treasurer, Principal Financial Officer and member of the Board of Directors