Form 10QSB
period 2006-03-31
VMH VIDEOMOVIEHOUSE COM INC
filed 2006-05-22
CIK 1160164

=================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2006
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

================================================================================================

PART I.

ITEM 1. - FINANCIAL STATEMENTS

VMH VideoMovieHouse.com Inc.
Balance Sheets
US Dollars
	March 31,	June 30,
	2006	2005
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$102,269	$32,397
Accounts receivable	37,398	30,449
Prepaid expenses	11,324	-
Sales tax receivable	-	17,732
Inventory	204,400	445,125
TOTAL CURRENT ASSETS	355,391	525,703

PROPERTY AND EQUIPMENT
Property and equipment, net	39,948	22,693
TOTAL PROPERTY AND EQUIPMENT	39,948	22,693

OTHER ASSETS
Website and technology, net	27,083	43,162
DVD Marketplace assets, net	130,771	-
Deposits	4,587	5,209
TOTAL OTHER ASSETS	162,441	48,371

TOTAL ASSETS	$557,780	$596,767

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Line of credit	$18,409	$16,906
Accounts payable and accrued expenses	361,946	471,053
Refunds payable to Amazon.com	37,309	-
Due to director	42,143	-
TOTAL CURRENT LIABILITIES	459,807	487,959

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, no par, 200,000,000 shares authorized; 64,662,645
and 22,432,757 shares issued and outstanding, respectively	82,895	-
Subscription receivable	(15,000)	-
Deferred compensation	(120,000)	-
Additional paid in capital	2,273,432	1,106,483
Accumulated deficit	(2,123,354)	(997,675)
TOTAL STOCKHOLDERS' EQUITY	97,973	108,808

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$557,780	$596,767

The accompanying notes are an integral part of these financial statements.

VMH VideoMovieHouse.com Inc.
Statements of Operations
US Dollars

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES, net of refunds and charge backs	$15,483	$1,012,602	$1,136,874	$2,717,744

COST OF GOODS SOLD	81,748	608,305	803,768	1,776,460

GROSS PROFIT (Loss)	(66,265)	404,297	333,106	941,284

EXPENSES
Consulting	-	-	118,828	-
Sales and marketing expense	19,631	266,085	374,277	448,854
Advertising	-	121	-	121
General and administrative	31,135	19,819	95,022	447,930
Website and server	6,635	-	19,999	-
Amortization and depreciation	13,559	13,172	26,309	17,852
Professional fees	16,621	40,865	99,733	42,358
Rent and lease	3,897	-	14,142	-
Management salaries	292,800	-	377,978	-
Wage settlement - Jim Carroll	-	-	90,000	-
Wages	13,272	33,464	191,013	138,984
Foreign currency transaction (gain) loss	(1,165)	1,754	(4,464)	9,539
TOTAL EXPENSES	396,385	375,280	1,402,837	1,105,638

LOSS FROM OPERATIONS	(462,650)	29,017	(1,069,731)	(164,354)

OTHER INCOME
Interest expense	-	(877)	-	(1,755)
TOTAL OTHER INCOME	-	(877)	-	(1,755)

INCOME (LOSS) BEFORE INCOME TAXES	(462,650)	28,140	(1,069,731)	(166,109)

INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	(462,650)	28,140	(1,069,731)	(166,109)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.01)	$0.00	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF BASIC
AND DILUTED COMMON STOCK
SHARES OUTSTANDING	64,037,126	32,793,757	63,792,727	32,718,831

The accompanying notes are an integral part of these financial statements.

VMH VideoMovieHouse.com Inc.
Statements of Cash Flows
US Dollars
	Nine Months Ended
	March 31,	March 31,
	2006	2005
	(unaudited)	(unaudited)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net loss	$(1,069,731)	$(166,109)
Adjustments to reconcile net loss to net cash provided
by operations:
Foreign currency translation adjustment	(4,464)	9,539
Stock issued for services	917,123	197,000
Stock issued for employee bonuses	-	2,410
Options issued for services	-	15,900
Amortization and depreciation	26,309	17,852
(Increase) decrease in:
Accounts receivables	(6,949)	(38,517)
Prepaid expenses	(11,324)	(1,266)
Sales tax receivable	17,732	-
Inventory	240,725	(154,786)
Increase (decrease) in:
Accounts payable - related parties	-	(7,532)
Accounts payable	(109,107)	106,506
Refunds payable to Amazon	37,309	-
Line of credit	1,503	(14,028)
Accrued interest on notes payable	-	2,075
Net cash provided (used) by operating activities	39,127	(30,956)
CASH FLOWS USED IN INVESTING ACTIVITIES
Deposits	622	-
Property & equipment	(20,603)	-
Net cash used in investing activities	(19,981)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Due to director	42,143	-
Proceeds from exercise of options	8,584	9,025
Note payable repayment	-	(500)
Net cash provided (used) by financing activities	50,727	8,525
NET INCREASE (DECREASE) IN CASH	69,872	(24,186)
Other comprehensive gain (loss) - foreign currency translation	-	(1,872)
CASH - Beginning of period	32,397	50,022
CASH - End of period	$102,269	$23,964
SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest expense paid	$-	$-
Income taxes paid	$-	$-
NON-CASH TRANSACTIONS
Stock options issued for services for development of website	$-	$65,000
Common stock issued for services	$912,658	$197,000
Common stock issued for employee bonuses	$-	$2,410
Options issued for services	$-	$15,900
Stock issued for accounts payable	$-	$7,500

The accompanying notes are an integral part of these financial statements.

VMH VIDEOMOVIEHOUSE.COM INC
Condensed Notes to Financial Statements
March 31, 2006
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The foregoing unaudited interim financial statements of VMH-Videomoviehouse.com, Inc. (hereinafter "VMH" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these interim financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2005 included in the Company's Annual Report on Form 10-KSB filed with the SEC. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three and nine month periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006.

The accompanying interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2006, the Company had limited cash resources, and an accumulated deficit of $2,123,354. These factors and subsequent events raise substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company is dependent on achieving sufficiently profitable operations and possibly obtaining additional financing. Management has and is continuing to raise additional capital from various sources. There can be no assurance that the Company will be successful in raising additional capital should it decide additional capital is required. The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", which replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees". In January 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment", which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial

NOTE 2 - STOCK-BASED COMPENSATION (continued)

statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We have adopted the requirements of SFAS No. 123R for the fiscal year beginning on January 1, 2006; however, the Company did not record any compensation expense in the first quarter of 2006 as all stock options existing prior to the adoption were fully vested and exercised. The Company has adopted the requirements of SFAS No. 123R for the third fiscal quarter beginning on January 1, 2006; however, the Company did not record any compensation expense in the first quarter of 2006 as all stock options existing prior to the adoption were fully vested and exercised. Stock-based compensation expense for awards granted prior to January 1, 2006 was based on the grant date fair-value as determined under the pro-forma provisions of SFAS No. 123.

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company's employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services" ("EITF 96-18"). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

NOTE 3 - DVD MARKETPLACE ASSETS

On December 2, 2005, VMH purchased the assets of DVD Marketplace for $75,000 from Wide Open Technologies Inc. ("Wide Open"). All consideration was to be paid by the issuance of shares. In order to secure this transaction, VHM was asked to sign a non-interest bearing promissory note for $100,000, which would be offset by the issuance of the shares, and was secured against the assets of DVD Marketplace acquired by the Company. As of March 31, 2006, the following transactions transpired:

Date	Event	Amount
December 2, 2005	Assets purchased	$100,000
December 2, 2005	Issuance of shares	(18,750)
January 8, 2006	Issuance of shares	(63,697)
January 23, 2006	Issuance of shares	(17,553)
March 31, 2006	Promissory note balance	$-

NOTE 4 - COMMON STOCK

During the three months ended March 31, 2006, the Company issued 14,448,888 shares of common stock pursuant to an S-8 registration statement for services and consulting, issued as follows:

a)	1,684,388 common shares at a value of $81,250 to Wide Open pursuant to the terms of acquisition of the assets of DVD Marketplace.
b)	624,500 common shares at a value of $18,735 to Wide Open for website services, which has been capitalized to DVD Marketplace assets.
c)	640,000 common shares as payment of wages and employee bonuses in the amount of $19,500.
d)	300,000 common shares as payment of fees for subcontractors in the amount of $9,000.
e)	7,700,000 common shares as payment of management fees in the amount of $292,800.
f)	500,000 common shares as payment for a feasibility study in the amount of $15,000.
g)

3,000,000 common shares to A.I. International Corporate Holdings, Ltd. (" A.I. International" ) at a value of $120,000, pursuant to an Equity Line agreement dated December 1, 2005, whereby the Company may issue and sell to A.I. International, from time to time, shares of its common stock for an aggregated purchase of up to $5,000,000. The $120,000 has been recorded as deferred compensation in stockholders' equity.

NOTE 5 - STOCK OPTIONS

On March 24, 2004, the Company's board of directors approved the VMH 2004 Nonqualified Stock Option Plan. This plan, subject to the authorization of the Company's board of directors, allows the Company to distribute up to 5,000,000 options on common stock shares to officers, directors, employees and consultants at an exercise price of up to $0.25 per share.

On October 8, 2004 the board of directors approved an increase in S-8 stock to 15,000,000 options on common stock shares to officers, directors, employees and consultants at an exercise price of up to $0.03 per share.

On August 4, 2005, the Company's board of directors approved the VMH 2005 Nonqualified Stock Option Plan. This plan, subject to the authorization of the Company's board of directors, allows the Company to distribute up to 12,000,000 options on common stock shares to officers, directors, employees and consultants at an exercise price of up to $0.15 per share.

As of March 31, 2006 there were no options outstanding.

The following is a summary of the Company's open stock option plans:

NOTE 5 - STOCK OPTIONS (continued)

During the quarter ended December 31, 2004 the Company granted 7,500,000 stock options for services of $150,000. These options were issued to consultants assisting in the expansion of the Company's operations into Europe. Additionally, 940,000 stock options were granted for services of $47,000 and 190,000 stock options were granted for settlement of debt in the amount of $21,588. All options were immediately exercised.

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

During the quarter ended June 30, 2005 the Company granted 190,000 stock options for services under the 2005 non-qualified stock option plan. These options were immediately exercised.

During the quarter ended September 30, 2005 the Company issued 9,510,000 stock options pursuant to an S-8 registration statement for services and consulting. These options were immediately exercised.

During the quarter ended December 31, 2005 the Company issued 1,470,000 stock options pursuant to an S-8 registration statement for services and consulting. These options were immediately exercised.

During the quarter ended March 31, 2006, options were exercised for net proceeds of $8,583.

The following is a summary of the status of fixed options outstanding at March 31, 2006:

Granted	9,510,000.04
Exercised	9,510,000.04
Outstanding, March 31, 2006	-

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.
                   March 31, 2006

Overview

We are currently in our sixth year of business generating revenues from the sale of video tapes, DVDs, CDs over the Internet. We presently operate the websites www.videomoviehouse.com and www.dvdmarketplace.com for both our US and Canadian customers. Our company has been in full operation for approximately five years.

On January 1, 2006 the company began to operate DVDmarketplace.com, the companies' recent acquisition. This website allows companies and individuals to list and sell DVDs in a competitive marketplace setting, similar in fashion to both Half.com and Amazon.com. By offering competitively lower commissions and selling fees to sellers of DVDs, both large and small, the company hopes to attract more and more sellers to market their products on this and other company websites. Our main focus at present and in the months ahead is the development and expansion of our third party marketplace style websites. The company will begin offering a full array of media products for sale on its' websites sometime in June, 2006 as construction and development is currently underway of a new website which lets both companies and individuals to sell music, books, video games and various other types of media to the public. We are leaving the product handling and warehousing business up to others and transforming the face of the company technologically into that of a transaction facilitator. An ever increasing portion of our revenues is now being derived from commissions and seller fees paid by sellers who utilize our new third party sales platforms. We are also currently generating revenues from the sell off of remaining inventory and expect to continue to do so for the reminder of the calendar year.

An additional source of future revenues will be from the sales of our own new products offered for sale on our websites and fulfilled by companies we choose to fulfill them. Although there will be no further need for traditional distribution channels as in the past, where we were required to maintain large inventory levels, the company plans to continue marketing products utilizing the live virtual inventories provided by the company' s list of featured sellers as many of these sellers are in the wholesale distribution and fulfillment business. When DVDs or other new products, offered directly by the company are sold on our websites, we plan to process the sales transaction, collect the money and send the order to one of our merchant distributors for fulfillment. They then send the product directly to the purchaser after we have guaranteed payment for the item to them. Overall profit margins are expected to increase once the fulfillment business gets underway, sometime later this calendar year. Under this new fulfillment program the company will realize an additional profit from each fulfillment sale in addition to just earning revenues from the commissions, shipping and selling fees collected on each transaction.

On March 1, 2006, the Board of Directors unanimously voted to discontinue the renting of DVDs online. The Company came to this conclusion after operating and testing the online rental business over the previous 9 months and finding that this business model was extremely unprofitable and absorbed substantial amounts of capital investment with no return. The Company has decided to concentrate all of its future efforts towards the expansion and further development of the DVD marketplace style concept as this business model would require far less in capital investment, provide less risk and have the potential to become profitable very quickly. Management believes that this move will bring the company one step closer to its goal of becoming a technology and marketing organization as opposed to a handler and warehouser of large quantities of inventory. Management foresees the company's future involvement in the Online DVD rental industry as being that of a transaction facilitator providing online DVD rental companies with an effective marketplace environment to sell their overstock DVDs to the public. Management understands that as the popularity of new release movies fade rapidly; Online DVD rental companies have ever increasing amounts of overstocked and redundant inventory piling up their warehouses which they would like to turn into cash. The company intends to fill this need by providing these companies with a cost effective and efficient online platform to market their wares.

The company plans to target ethnic communities and has begun to do so by launching the Indian website www.bollywoodmarketplace.com (replacing www.videomoviehouse.in ) and its new Hispanic website www.hispanicdvdmarketplace.com to serve the needs of America' s rapidly growing Hispanic community. On January 24, 2006, the company signed a Memorandum of Understanding with Centaurus Media Group & Associates Inc. (CMG) which entails the formation of a strategic partnership between the two companies and the development of a jointly funded marketing plan. The aim of this co-operative effort would be to target the North American Hispanic market by introducing www.dvdmarketplace.com and other company operated websites into the Hispanic community. Initially, CMG plans to develop and implement a pilot project focusing its marketing efforts towards the large Hispanic community residing in the South Florida Region. Once successful, CMG aims to expand its marketing efforts towards other Hispanic markets nationwide. CMG also plans to develop distribution channels in the southeast region and aid in the development of Hispanic versions of company operated websites. To date this agreement has not been finalized.

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

Results of Operations

Three months ended March 31, 2006 compared with three months ended March 31, 2005.

Total revenue for the quarter ended March 31, 2006 was $15,483 compared to $1,012,602 for the same period last year. This decline is the direct result of our continuing transition from being one of many sellers competing on other entities' websites to being the owners and operators of our own proprietary third party sales platform. In the same quarter last year, revenues were booked as the total value of all goods sold, mostly on non-company owned websites. In this year's quarter, the revenue figures reflect much less in the way of third party sales revenues generated from selling products on non-company owned websites as this practise as been minimized. Furthermore, this year's quarterly revenues from the sale of products on DVD marketplace reflect only commissions, selling and shipping fees charged our DVD marketplace sellers on our third party sales sites. Our revenue streams have changed significantly and in management's opinion, the revenues reflected in this quarter compared to the comparative 2005 quarter is not indicative of the direction of the future operations.

For the quarter ended March 31, 2006, there was a gross loss of $66,265 compared to a gross profit of $404,297 for the same period last year. This loss is the direct result of our continuing transition from being one of many sellers competing on someone else's website to being the owners and operators of our own proprietary third party sales platform.

Operating expenses for the quarter ended March 31, 2006 were $396,385 compared to $375,280 for the same last year. Net loss for the quarter ended March 31, 2006 was $462,650 compared to a net profit of $28,140 for the same period last year. This loss can be attributed to an increase in general and administrative expenses and management related salaries and expenses for the quarter.

There was a foreign currency gain of $1,165 in the quarter ended March 31, 2005 compared to a foreign currency loss of $1,754 for the same period last year.

The Company provided for an allowance for sales returns of $37,309 this quarter for potential liability associated with returns and our money back guarantee.

Nine months ended March 31, 2006 compared with nine months ended March 31, 2005.

Total revenue for the nine months ended March 31, 2006 was $ 1,136,874 compared to $2,717,744 for the corresponding period last year. This decline is the direct result of our continuing transition from being one of many sellers competing on someone else's website to being the owners and operators of our own proprietary third party sales platform. It is also brought about by the company discontinuing its sales activities on Amazon in October, 2005. As such, the Company lost its main source of revenue during the peak holiday season but in return minimized potential losses for this period.

Gross profit for the nine months ended March 31, 2006 was $333,106 compared to $941,284 for the corresponding period last year. This reduction in gross profit is the direct result to our continuing transition from being one of many sellers competing on someone else's website to being the owners and operators of our own proprietary third party sales platform. It is also brought about by the company discontinuing its sales activities on Amazon in October, 2005 as the busy Christmas sales season was about to get underway, thus avoiding added losses for this period. Another factor which contributed to this decline in gross profits was the erosion in gross margins brought about by the steady increase in the value of the Canadian dollar in relationship to the U.S. dollar as a majority of the company's expenses were based in Canadian dollars and sales were made in U.S. dollars.

Net losses for the nine months ended March 31, 2006 were $1,069,731 compared to $164,354 for the corresponding period last year. This increase in losses can be attributed to the erosion of profit margins brought about by the steady rise of the value of the Canadian dollar against the American dollar during his time period. Other factors contributing to the increase in losses were increases in management, consulting, professional and wage related fees

Liquidity and Capital Resources

Current assets as of March 31, 2006 were $355,391 and current liabilities were $459,807. This compares to March 31, 2005 current assets of $508,755 and current liabilities of $424,503. Additional capital has been provided by way of short terms loans and salary deferment from our officers, but this is unlikely to continue.As of March 31, 2006, we had $102,269 cash on hand, receivables of $37,398, prepaid expenses of $56,324 and inventory of $204,400. This is compared to cash of $23,964, receivables of $102,771, prepaid expenses of $1266 and inventory of $380,754 on March 31, 2005. Accounts receivable are from amounts due from merchant VISA sales which are usually collected within fifteen days, sales tax recoverable generally received within 90 days, proceeds from the sales of existing inventory and proceeds from sales on DVDmarketplace.com.

The company needs to raise additional capital to stabilize the business and press ahead with expansion plans. We are considering plans to raise funds, either by way of loans and sale of stock. We have not identified any long-term sources of liquidity, or implemented any plan to raise additional capital. There is no assurance, even if we implemented such plans, that we will be able to sell stock, borrow money or secure new credit in the future. Presently, our bank line of credit and our supplier's credit lines are personally guaranteed by our President. All unpaid management salaries were paid by the issuance of restricted stock, and there were no outstanding deferred management salaries at March 31, 2006.

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

We not only expect a gradual but significant rebound in revenues from this new endeavour as the year progresses but also from the launch of our new third party site currently under development which will be offering virtually all forms of media products for sale, including books, video games and music. Nevertheless, a significant injection of new capital will be required during the next 12 months to fund existing expansion plans and provide the necessary funds to finance an effective marketing campaign.

On September 15, 2005, the company signed a Memorandum of Understanding to acquire www.dvdmarketplace.com, an established online DVD retailer offering entertainment products for sale from third party merchants in the USA. This transaction has been completed and the company took over full operation and ownership of DVDmarketplace.com on January 1, 2006. Revenue is now earned by the company from commissions and sellers fees paid by sellers that market their DVDs on this site. The company is currently making plans to offer other media products for sale on this site and a new website that is currently under development using this third party sales technology.

We will continue to expand our exposure in the online market place by advertising to attract more traffic to our web-sites and by aggressively pursuing online merchants to market their products on our new third party sales platforms. By virtue of our 5 years of experience as an online seller, we have developed an understanding of the needs and wants of other online merchants. This understanding will be of great use to us in attracting new online merchants to sell their goods on our websites.

Trends

Retail e-commerce sales in the U.S. are projected to grow by an annual average rate of just under 19 percent this year and at similar rates in years to come. We intend to take advantage of this growing consumer acceptance of online shopping. We have evolved from that of a company selling a narrow selection of goods (namely DVD &VHS movies) from its warehouse in 2001, to one that started offering over 75,000 unique movie titles for sale from various online merchants nationwide on January 1st, 2006. June, 2006 will see the company's next step in this evolutionary process as its online offerings will increase substantially to approximately 3,500,000 unique items. Included will be all types of books, music and video games in addition to all existing and upcoming formats of movie offerings. We currently have online merchants ready to sell products in all of these new categories as soon as the platform is up and running. Management expects healthy revenue growth to occur in the upcoming months based on positive consumer and seller acceptance experienced during the initial months of operating DVDmaretplace.com. We are working diligently towards developing and expanding the offerings and capabilities of our third party sales platforms in time to take full advantage of the upcoming Christmas sales season which is historically the peak revenue period for all retailers. Based on the company's experiences since the inception of DVD marketplace on January 1, 2006 and the heightened sales expectations from the addition of approximately 3,500,000 unique media products to its websites, management expects record gross sales in the upcoming Christmas sales season which runs October through December, 2006.

Our gross revenues declined in this last quarter as was expected. This decline is the direct result of our continuing transition from being one of many sellers competing on someone else's website to being the owners and operators of our own proprietary third party sales platform. With this transition came a fundamental change in revenue streams and a significant change in how we are allowed to book our gross revenues. Under the old model we basically booked gross revenues as the total value of all goods sold. Under the new business model the makeup of our gross revenues has changed significantly as we are only allowed to book the total commissions and selling fees that are charged our DVD marketplace sellers as gross revenue. For example, under the old system if the company had $1,000,000 in gross sales during the quarter, it would be booked as $1,000,000 in gross sales. Under the new business model DVD marketplace gross sales of $1,000,000 would equate to a total of $100,000 for commission revenues (if the commission rates averaged 10%) and $20,000 in selling fees (if $20,000 are the total selling fees collected) which would be total gross revenues of $120,000. The total of all goods sold from the company's inventory directly to customers can also be added to gross revenues but as the company continues the ongoing liquidation of its inventories this amount is going to be more and more insignificant.

A new third party sales site is currently under development which will offer all forms of media for sale, including books and music. We are now earning revenues from commissions, seller fees and sales generated from our DVDmarketplace.com website and expect that a vast majority of our future revenues will also come from these sources. We expect steady but significant increases in future revenues as we expand our online offerings to include other products for sale from third party sellers worldwide but our rate of future growth is largely dependant upon the company' s ability to fund this expansion through the injection of new capital.

Inflation

Inflation has not been a factor effecting current operations, and is not expected to have any material effect on operations in the near future.Foreign OperationsWe rent office and warehouse space in Abbotsford, British Columbia, Canada which will serve as the corporate and administrative offices, as well as the warehousing and shipping centre of the sales division. Our server and database are stored at a separate location from for our sales division. An office and storage facility is maintained by the company in Sumas, Washington to handle returns and shipments of products in the United States.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.  This adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

ITEM 3.     CONTROLS AND PROCEDURES

The Company has become aware that a director/CEO may have inadvertently received an advance through the payment of his credit card. The director/CEO uses his personal credit card for the benefit of the Company for the payment of Company expenses. The timing of the payments and credit card charges resulted in an amount that exceeded the amount due to the director for salary and for expenses paid on behalf of the Company. Because the director/CEO had use of these funds before they were due to him, the transaction could be considered as advances that are not permissible under Section 402 of the Sarbanes-Oxley Act of 2002. Section 402 prohibits a Company from extending or maintaining credit, either directly or indirectly, in the form of personal loans to or for any director or executive officer. The over paid amounts were repaid to the Company subsequent to March 31, 2006.

Although the Company did not make any loans to its directors or executive officers, the use of personal credit cards for the benefit of the Company and cash repayments of that credit card may be construed as a loan if they exceed the amount due in deferred salary or loans to the Company. In order to remedy the situation, all amounts due from debit and credit card transactions, not otherwise covered by the directors' salaries, have been repaid to the Company subsequent to March 31, 2006. The Company has also initiated a stringent policy that will prohibit the use of debit cards and to acquire a Company credit card not in the name of the CEO. The Company will also implement accounting controls that will monitor credit card transactions in order to prevent any similar over payments from being made in the future. The Company already has in place, and will reiterate the policy of a strict prohibition against any loan or advance made to a director or executive officer that is not solely for a clear business purpose in the ordinary course of the Company's business.

PART II. OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following shares of common stock were issued by the Company during the period covered by this report and are not registered under the Securities Act.

Name and Address	Date	Shares	Consideration

Chris Gaspar	January 8, 2006	1,500,000	$15,000 salary
#356-2821 Tims Street
Abbotsford, British Columbia
Canada

Steve Gaspar	January 8, 2006	3,000,000	$30,000 salary
33677 Wildwood Drive
Abbotsford, British Columbia
Canada

Steve Gaspar	January 23, 2006	720,000	$10,800 management expenses
33677 Wildwood Drive
Abbotsford, British Columbia
Canada

Wide Open Technologies
112 S. Tryon Street, Suite 1800	January 8, 2006	1,196,797	$63,697 - purchase of product
Charlotte, North Carolina

Wide Open Technologies
112 S. Tryon Street, Suite 1800	January 23, 2006	487,591	$17,553 - purchase of product
Charlotte, North Carolina

Debbie Skipper	January 23, 2006	10,000	$100 - employee bonus
Mission, BC. Canada

Deanna Sherban	January 23, 2006	10,000	$100 - employee bonus
Abbotsford, B.C.
Canada

Jon Gaspar	January 23, 2006	10,000	$100 - employee bonus
Abbotsford, B.C.
Canada

Brian Holden	March 13, 2006	370,000	$3,730 - management fee
#012, 2300 Rock Springs Dr.
Las Vegas, Nevada

ITEM 6.     EXHIBITS
	Exhibit No.	Document

(c)	31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended

	32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of May, 2006.

VMH VIDEOMOVIEHOUSE.COM INC. (Registrant)

BY: STEVEN GASPAR
Steven Gaspar, President, Principal Executive Officer, Treasurer, Principal Financial Officer and member of the Board of Directors