Form 10-K
period 2009-06-30
Biomass Secure Power Inc
filed 2009-10-26
CIK 1160164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - K

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

Biomass Secure Power Inc.

British Columbia Canada

Jurisdiction of Incorporation

40218 Wellsline Road Abbotsford BC Canada V3G 2K7

(address of principal executive offices)

Registrant’s telephone number, including area code:  605 807 4957

Securities registered pursuant to Section 12(b) of the act:

Title of each class	Name of Exchange on which registered

Common 235,099,866 outstanding	OtcBB: pink sheets
Authorized: unlimited

Securities registered pursuant to section 12(g) of the act:

(title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by rule 405 of the securities act.

 (   ) yes               ( x ) no

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the act

 (   ) yes                ( x ) no

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act from their obligations under those sections.

Indicate by check mark whether the registrant (I) has fiked all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

( x ) yes (   ) no

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (&232.405 of this chapter\\\0 during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files

(   ) yes  ( x ) no

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (&229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part 111 of this Form 10-K or any amendment to this Form10-K.

( x )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the

Exchange Act.

Large accelerated filer ( )	Accelerated filer ( )
Non-accelerated filer ( )	Smaller reporting company ( x )

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the act).

(   ) yes    ( x ) no

Part 1

Item 1. Business.

Biomass Secure Power Inc (the “Company”) was incorporated in the Province of British Columbia August 24, 1989. The Company changed its name to Biomass Secure Power Inc on February 9, 2009. The Company acquired the assets of 0625920 BC Ltd (previous known as Biomass Secure Power Inc) effective June 30, 2009.

The Company is now in the business of designing and building co-generation biomass power plants in the 10 to 15 megawatt range. The Company plans to own and operate several power plants over the next five years.

Item 1A. Risk Factors.

The financial statements for June 30, 2009 are un-audited and represent the Company’s financial position and performance from July 1, 2008 to June 30, 2009. In the opinion of management, the unaudited financial statements have been prepared to correctly reflect all adjustments, which include normal adjustments, necessary to present fairly the financial position as of June 30, 2009 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to financial statements are unaudited and have not been reviewed by our accountants.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.

The Company requires an influx of capital in order to stay in business and complete the projects currently underway. Management cannot be assured that they will be able to raise sufficient capital to stay in business or complete the construction of any projects.

Item 2. Properties.

The Company does not own any properties. It has an office at 40218 Wellsline Road Abbotsford BC  that is provided free of charge.

Item 3. Legal Proceedings.

The Company is involved in law suits involving prior management and individuals associated with them. Steve Gaspar past president has sued the Company to try to enforce an employment contract, claiming he is owed money and or shares. The Company has filed a countersuit that is presently before the courts.

Calvin Kantonen has initiated legal action against the Company to release 1.5 million shares that are restricted. We are defending this action as they were improperly issued, and we have an action before the court to have these shares and others cancelled.

Brian D Holden had initiated legal action against the Company claiming he was owed money and or shares under an employment contract. This case has been dismissed by the courts. Mr Holden has been charged by the District Attorney’s office in Las Vegas with intent to defraud as issued a cheque in the amount of $15,000 for a private placement of one million shares and had insufficient funds to cover the cheque. He is scheduled to appear in court on this matter November 2, 2009.

The Company has filed complaints with the Abbotsford Police Department and the BC Securities Commission into irregularities that took place prior to January 1, 2007. The Company has verified that two share certificates that were to be returned to treasury were cleared, certificate #1751 for 500,000 shares and certificate # 1783 for 880,000 shares. A third certificate #1788 for 880,000 shares in the name of William Darragh was deposited with two certificates in the name of Brian Holden (certificates #1781 and #1786). It is the Company’s position that certificate #1788 was improperly issued and the Company received no compensation or value for the shares.

Five one million share certificates were issued to Steve Gaspar to be placed as security for a line of credit with Entertainment One. Only three million shares were actually placed as security, Steve Gaspar kept the remaining two million shares for his own benefit. The shares held by Entertainment One have been retrieved and returned to treasury.

The Company has been advised by the BC Securities Commission that we will not receive any information on the complaints until the investigation is completed.

Audit Committee Financial Expert

We have no in-house financial expert. We utilize outside service.

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

Indemnification

Pursuant to our Articles of Incorporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for the expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of British Columbia.

Regarding indemnification for liabilities arising under the Securities Act of 1933, as amended, which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Dividends

No dividend has been paid on our common shares since inception, and none is contemplated in the foreseeable future.

Plan of Distribution

Not applicable

Markets

Our shares are not traded on any exchanges. Our shares are quoted on the OTC: Pink Sheets operated by the National Association of Securities Dealers, Inc under the symbol BMSPF.

Holders

As of June 30, 2009 we had approximately 5100 shareholders of record of our common shares.

Item 4. Submission of Matters to a vote of Security Holders.

There was no matters put before the share holders in the 4th quarter.

Part 11

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Because the SEC imposes additional sales practice requirements on brokers who deal in our shares which are penny stocks, some brokers may be unwilling to trade them. This means that investors may have difficulty in reselling shares and this may cause the price to decline. Our shares qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, the broker/dealer must make a special suitability determination and receive a written agreement prior to making a sale to an investor. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the share price to decline.

Item 6. Selected Financial Data.

Biomass Secure Power Inc

Financial Statement for year ending June 30, 2009

Unaudited

Balance Sheet

	June 30, 09	March30, 09
Assets
Cash	$124.39	180.18
Accounts Receivable	0.00	0.00
Prepaid Expenses	0.00	0.00
Total Current Assets	$124.39	180.18
Liabilities and Stockholder Equity
Current Liabilities
Accounts Payable	57,500.00	60,431.59
Due to director Jim Carroll	144,387.60	100,764.30
Due to director George Pappas	5,030.00	0.00
Total Current Liabilities	206,917.60	161,195.89
Stockholder Equity
Common stock no par, unlimited shares authorized 200,351,587 issued and outstanding.	$100,175.80	19,725.16
Total Shareholder Equity	$100,175.80	19,725.16

Total Liabilities and Stockholders Equity	$(106,741.80)	(141,470.73)

Expenses

The following expenses where paid directly by management on behalf of the Company during the 4th quarter.

Legal fees	$1,500.00
Consulting Fees	15,000.00
George Pappas	5,030.00
Jim Carroll	43,122.70
Total Expenses	$64,652.70

Consulting fees was to hire Shaun Kohlmeier for six months to perform industrial relations and assist with internet protocols.

George Pappas for funds provided to cover expenses

Jim Carroll Expenses cover accrued salary of $30,000 and expenses of $13,122.70 paid on behalf of the Company. This now forms part of $144,387.60 owed to Jim Carroll

The financial statements contain a balance sheet and expense sheet only. We have not included a cash flow analysis as the Company did not have any income or cash transactions during the quarter.

Three million shares were issued to Shaun Kohlmeier at $0.005 to cover fees for a six month contract. The Company expenses were paid by management from outside sources and as of June 30, 2009 the Company had not been billed for any expenses incurred.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. You must view us as having a going concern opinion as we have no revenues and are not projecting revenues until January 2011. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we can obtain additional capital to pay our bills.

The financial problems started in October 2005 when Amazon removed the Company as an authorized seller for poor performance and by failing to fill orders, provided poor customer service and failing to provide credits for goods not received. This resulted in sales going from three million per year to virtually nil by fall of 2006. Amazon provided the following information: normal companies are considered unsatisfactory if they hit 5% negative feedback. VMH had a negative feedback of 14%, a claim rate of 1.64% and a refund rate of 6.3%. All of which are above Amazon’s standard. This is contrary to statements filed in the February 2006 10Q when management stated they chose to stop selling on Amazon due to high costs.

PLAN OF OPERATION

On June 30, 2009 the Company completed the merger with Biomass Secure Power Inc. for the purchase price of $720,000 which will be paid in shares sometime after July 1, 2009. The purchase includes all intellectual properties in the possession of Biomass Secure Power Inc, as well as all technical knowledge provided by their management. Mr George Pappas and Andrew H Burns have assumed positions as Vice-President’s and Directors of the Company. Their election was approved by shareholders at the Annual General meeting held on December 30, 2008.

The Company is now looking to patent proprietary technology and processing systems to be used in the co-generation power plants that have been developed by Mr Burns.

We now consider ourselves a start-up, focused on “GREEN” technologies specializing in the combustion of biomass to produce electricity and steam energy to develop other revenue streams. We are currently working on several potential co-generation plants in Canada. The plant that will come on-line first is located Lot 302 CLSR Plan 80274 Nicola Mameet IR NO.1. A building permit for construct of the plant is not required as the Lower Nicola Indian Band will put a proposal before the band council for approval.

The will deliver ten megawatts of electricity to BC Hydro under their standing offer program, the steam generated will be used to manufacture fifty thousand tons of wood pellets to be sold into the European market, the current market price for pellets in Europe is 140 Euros per ton. The Company has set up an entity in the USA under the name of Biomass Secure Power Inc (USA). This wholly owned subsidiary has Mr George Pappas as its president and CEO. The California company is currently working  to bring co-generation projects to fruition in the USA.

Technology

The Company has retained the services of A.H.Burns Energy Systems Ltd to develop and design the plant the following is a copy of a letter received from Burns Energy.

Further to our telephone conversation I have pleasure providing the opinion that the project envisaged for the lower Niccola Indian Band in Merritt BC would be considered at least first in Canada for the package of technology, being considered for the project and in all probability it would be considered first in the world.

The innovative features of the plant relate to the proposed leverage of the engineering design for the plant that would provide a significant construction cost reduction for a series of small scale plants, qualifying under the standing offer to purchase without tender from BC hydro.

The Merritt plant will be the first example of a plant designed specifically to process pine kill wood chips with a view to the construction of installations with the same pre-packaged equipment scope in multiple locations in Canada and the USA. The engineering idea behind this is to focus the technology to achieve reasonable construction costs so that small scale power projects may be constructed and operated efficiently, with the minimum capital investment.

The construction cost savings accrue because of the choice of suspension dust combustion technology for prepared biomass waste streams and the addition of recovery boiler technology to convert bio-mass derived thermal energy into steam for the power turbines. Suspension dust combustion is in use in Canada but not in this application. We achieve a very efficient energy boost after the recovery boiler by using down stream suspension dust burners to superheat steam. The majority of the heat added to the steam as super heat is converted to power at the turbine.

Though the use innovative CFD technology we are able to accelerate the flow of hot gas in the combustion chamber to maximize the efficiency of the system and minimize the biomass fuel consumption.

The method of bio-mass preparation and dust firing has only been tested at Flakeboard on a small scale. This is a process heating application and not a power generation project. I am not aware of anyone using suspension dust technology to superheat steam in this type of application.

The equipment package would include, as far as possible pre-packaged equipment. This would apply to the boilers, turbine and generator skid, material handling equipment etc. To keep construction cost under control all this equipment would be set up and pre-commissioned off site under controlled conditions.

This is unusual for this type of project as generally projects like this are largely constructed at the construction site. This approach will help to keep construction costs under control and provide to good QA implementation, expedition of the construction and coordination of construction activities at the site.

The only thing left to do would be to prepare the site and site services to suit the new equipment. Most of the site construction tasks are within the skill set of most local contractors available to us in remote locations.

In addition the plant will feature an integrated control system with distributed controls to each subsystem. In this case the integrated system would be linked to a central data collection system that can remotely monitor the operation of each plant. Specially developed software will monitor operation, and provide maintenance warnings and scheduling to the local plant operator. This is a new and innovative use of a DSC system for this application.

If you have any further questions relating to the proposed project for the lower Nicola Indian Band at Merritt BC please do not hesitate to contact us.

Yours Sincerely,

A. H. Burns. BSc.

For Burns Energy Systems Ltd

Financing

Discussions have been held with conventional lenders and private funding sources regarding financing for our projects. The Company believes that we will be successful in raising funds required to develop and construct our first plant. The Company has applied for a government grant through the Clean Energy Fund, we expect to hear by the end of October 2009 whether or not we are successful. There is no assurances that we will be successful in obtaining the necessary capital. If we are unsuccessful in obtaining additional capital we may have to cut back or suspend activities until such time that we can raise capital by way of loans, private placements or public offerings. Current management has been lending the Company funds to pay their expenses on a monthly basis.

Prior ongoing issues

We have been unsuccessful in completing a qualified audit for December 30 2006. This has caused undue hardship for the Company and resulted in several lawsuits that are ongoing, as well as irregularities with the issuance of shares prior to December 31, 2006.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

No disclosure Necessary.

Item 8. Financial Statements and Supplementary Data.

See item 6

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Our accountants are Meyers Norris Penney 300 – 2975 Gladwin Road Abbotsford, BC V2T 5T4 phone 604 853 9471

They have not reviewed or had input into our current financial statements.

Item 9A. Control and Procedures

The Company has put proper control and procedures in place to ensure that problems experienced by the Company in the past cannot reoccur.

Item 9B Other Information

Share Capital

Common Stock

Our authorized capital stock consists of unlimited shares of no par value common stock. The holders of our common stock:

•

Have equal ratable rights to dividends from funds legally available if and when as and if declared by our board of directors;

•

Are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;

•

Do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and

•

Are entitled to one non-cumulative vote per share on all matters on which stockholders may vote.

All shares of common stock now outstanding are fully paid for and non-assessable and all shares of common stock which are subject of this offering, when issued, will be fully paid for and non-assessable. We refer you to our Articles of Incorporation and the applicable statues of the province of British Columbia for a more complete description of the rights and liabilities of holders of our securities.

We do have an action before the courts to cancel approximately twenty eight million shares that the Company feels may not have been properly issued.

Non-cumulative Voting

Holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors to be elected, if they choose, and, in such event, the holders of the remaining shares will not be able to elect any of our directors.

Cash dividends

As of the date of this prospectus, we have not paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of our board of directors and will depend upon earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Reports

After we complete this offering, we will not be required to furnish you with an annual report. Further, we will not voluntarily send you an annual report. We will be required to file reports with the SEC under section 15(g) of the Securities Act. The reports will be filed electronically. The reports we will be required to file are Forms 10KSB, 10-QSB, and 8-K. You may read copies of any materials we file with the SEC at the SEC’s Public Reference Room at 100F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330/ The SEC also maintains an internet site that will contain copies of the reports we file electronically. The address for the internet site is www.sec.gov.

Stock Transfer Agent

Our stock transfer agent for our securities is Computershare 3rd Floor 510 Burrard Street Vancouver BC Canada V6C 3B9. Telephone 604 661 9400.

U.S. Eligibility for Future Sales

Common shares issued by us in the future may be sold in the public market in the United States only if registered or if they qualify for an exemption from registration, including the exemptions described below under Rules 144, 144(K) or 701 promulgated under the Securities Act.

Rule 144

In general, under Rule 144, a person, or group of persons whose shares are aggregated, that has beneficially owned any of our common shares that are restricted securities, as defined in Rule 144, for at least one year, is entitled to sell in the United States within any three-month period commencing 90 days after the date of this prospectus a number of shares that does not exceed the greater of;

•

1% of our common shares then outstanding, which will be approximately 2,350,998 shares or,

•

The average weekly trading volume of our common shares in the public market during the four calendar weeks immediately before the sale. Sales under Rule 144 are also subject to certain requirements as to the manner of sale, notice and availability of current public information about us.

Rule 144(K).

Under Rule 144(K), a person who is not deemed to have been one of our affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, including the holding period of any prior owner who is not one of the affiliates, is entitled to sell these shares in the United States without complying with the manner of sale provisions, availability of current public information requirement, volume limitations or notice requirements of Rule 144.

Rule 701

In general under Rule 701, any of our employees, officers, directors, consultants or advisors who purchased or received shares from us before this offering under a compensatory stock or option plan or written agreement will be eligible to resell their shares in the United States subject only to the manner of sale provisions of Rule 144. Affiliates are subject to all of the provisions of Rule 144 except that they will be able to sell their shares without compliance with the holding period requirement of Rule 144.

Memorandum and Articles of Incorporation

We have no bylaws. Under British Columbia law they are called articles of Incorporation.

1.

Our Memorandum and Articles of Incorporation do not limit in any manner our business purpose. As such, no provision relating to the same is contained in the Memorandum or Articles of Incorporation.

2.

Directors

A director shall disclose the nature and extent of his interest in a contract or transaction. A director shall not vote on any contract or transaction in which he is interested. The foregoing shall not apply to a loan to us which the director is guaranteeing repayment; any contract or transaction for the benefit of a holding company or a subsidiary corporation of which the director is a director; any contract by a director to subscribe for or underwrite securities in which a director is interested if all the other directors are interested; determining the remuneration of the directors; purchasing and maintaining insurance to cover directors against liability incurred by them as directors; or indemnification of any director.

Directors are empowered to vote compensation to themselves even in the absence of an independent quorum.

Our board of directors may from time to time on our behalf borrow money. We have no prohibition against loaning money to a director.

There are no provisions for retirement or non-retirement of directors under an age limit requirement.

There is no number of shares which must be owned for director qualification.

Our Articles authorize the shareholders to set the number of directors which is currently set at five. Our directors are elected annually at our annual general meeting. If there are more than five persons nominated as directors at the annual general meeting then the five directors receiving the most votes are elected for the ensuing year.

3.

Shares

The board of directors, may from time to time declare the authorize payment of dividends. No dividend will be paid otherwise than out of funds and /or assets properly available therefire. There is no time limit after which dividend entitlement lapses.

Each shareholder shall have one vote for each share of common stock owned by him. At each annual meeting the entire board of directors retire and shareholders shall elect an new board of directors. There are no staggered intervals and cumulative voting is not provided for.

Shareholders do not have the right to share in our profits.

Shareholders are entitled to share in any surplus upon liquidation, after the payment of all creditors and superior equity securities.

We may redeem any of our shares at the price and on the terms as determined by our board of directors.

There are no sinking fund provisions.

Shareholders are not liable for further capital calls.

There are no provisions discriminating against any existing or prospective holder of common stock as a result of a shareholder owning a substantial number of shares of common stock.

4.

No alteration shall be valid as to any outstanding shares unless the holders of the shares consent thereto or by a resolution passed by 3/4s of the outstanding shares.

5.

The annual general meeting of shareholders is called by written notice mailed by the board of directors to each shareholder of record. A quorum shall be at least two persons represented at the meeting either in person or by proxy. Resolutions must be passed by a majority (ie. More than 50%) of the votes cast by shareholders at general meeting. Extraordinary (special) general meetings are called by written notice mailed by the board of directors to each shareholder of record. The quorum remains the same for Extraordinary Meetings. There are no conditions of admission to the meetings, Special resolutions are required to amend our Memorandum of Articles, Special Resolutions must be passed by 75% of the votes cast by shareholders.

6.

There are no limitations on the rights to own securities, including the rights of non-residents or foreign shareholders to hold or exercise voting rights on the securities, imposed by the laws of British Columbia, or our articles or other constituent document.

7.

There are no provisions in our articles that would have an effect of delaying, deferring or preventing a change in our control and thar would operate only with respect to any merger, acquisition or corporate restructuring involving us.

8.

There are no provisions in our articles which require the disclosure of shareholder ownership.

9.

The law applicable to us is not significantly different from that in the host country.

10.

The conditions imposed by the articles governing changes in the ca[ital are not more stringent than is required by law.

Material Contracts

There are no material contracts except as discussed in this registration statement.

Exchange Controls

There are no exchange controls or other limitations which affect the sale of shares in the United States.

Taxation

Canadian Income Tax Consequences

The following summary discusses only the Canadian federal income tax considerations generally applicable to a holder (a “holder”) of one or more shares of our common stock, for the purposes of the Income Tax Act (Canada) (the “Tax Act”) is a non-resident of Canada who holds common shares as capital property. The summary deals with the provisions of the Tax Act in force on 2/28/05. It discusses all material matters; but might not discuss all the tax consequences that may be relevant to particular holders in light of their circumstances or to holders subject to special rules. Holders and prospective holders are urged to consult with their own tax advisers with respect to their particular circumstances.

Dividends

A holder will be subject to Canadian withholding tax (“Part XIII Tax”) equal to 25%, or such lower rate as may be available under an applicable tax treaty, of the gross amount of any dividend paid or deemed to be paid on common shares. Under the Canada-U.S. Income Tax Convention (1980) as amended by the protocols signed on 6/14/1983, 3/28/1984, 3/17/1995 and 7/29/1997 (the “Treaty”). The rate of Part XIII Tax applicable to a dividend on common shares paid to a Holder who is a resident of the United States and who is the beneficial owner of the dividend, and in all other cases, the tax rate is 15% of the gross amount of the dividend. We will be required to withhold the applicable amount of Part XIII Tax from each dividend so paid and remit the withheld amount directly to the Receiver General for Canada for the account of the Holder.

Disposition of Common Shares

A Holder who disposes of a common share, including by deemed disposition on death, will not normally be subject to Canadian Tax on any Capital gain (or Capital loss) thereby realized unless the common share constituted :taxable Canadian property” as defined by the Tax Act. Generally, a common share of a public corporation will not constitute taxable Canadian property of a Holder if the share is listed on a prescribed stock exchange unless the Holder or persons with whom the Holder did not dealat arm’s length alone or together held or held options to acquire, at any time within the five years preceding the disposition, 25% or more of the shares of any class of our capital stock. The Canadian Ventur eExchange is a prescribed stock exchange under the Tax Act. A Holder who is a resident of the United States and realizes a capital gain on a disposition of a common share that are taxable Canadian property will nevertheless, by virtue of the Treaty, generally be exempt from Canadian tax thereon unless (a) more than 50% of the value of the common shares is derived from, or from an interest in. Canadian real estate, including Canadian mineral resource properties, (b) the common share formed part of the business properly of a permanent establishment that the Holder has or has in Canada within the 12 month period preceding the disposition, or (c) the Holder is an individual who (i) was a resident of Canada at any time during the 10 years immediately preceding the disposition, and for a total of 120 months during any period of 20 consecutive years,  preceding the disposition, and (ii) owned the common share when he ceased to be resident in Canada.

A Holder who is subject to Canadian tax in respect of a capital gain realized on a disposition of a common share must include three quarters of the capital gain (taxable capital gain) in computing the Holder’s taxable  income earned in Canada. The Holder may, subject to certain limitations, deduct three-quarters of any capital loss (allowable capital loss) arising on a disposition of taxable Canadian property from taxable capital gains realized in the year of disposition in respect to taxable Canadian property and, to the extent not so deductible, from such taxable capital gains realized in any of the three preceding years or any subaequent year.

United States Federal Income Taxation Considerations

For federal income tax purposes, an individual who is a citizen or resident of the United States or a domestic corporation (“U.S> Taxpayer”) will recognize a gain or loss on the sale of our common shares equal to the difference between the proceeds from such sale and the adjusted tax basis of the common shares. The gain or loss will be a capital gain or capital loss if the common shares are a capital asset in the U.S. Taxpayer’s hands.

For federal income tax purposes, a U.S. Taxpayer will be required to include in gross income dividends received on our common shares. A U.S. Taxpayer who pays tax on a dividend on common shares will be entitled subject to certain limitations, to a credit (or alternatively, a deduction) against federal income tax liability. A domestic corporation that owns at least 10% of the voting shares should consult its tax advisor as to applicability of the deemed paid foreign tax credit with respect to dividends paid on our common shares.

Under a number of circumstances, United States Investor acquiring our shares may be required to file an information return with the Internal Revenue Service Center where they are required to file their tax returns with a duplicate copy to the Internal Revenue Service Center, Philadelphia, PA 19255. In particular, any United States Investor who becomes the owner, directly or indirectly, od 10% or more of our shares will be required to file such a return. Other filing requirements may apply, and United States Investors should consult their own tax advisors concerning their requirements.

The U.S. Internal Revenue Code provides special anti-deferral rules regarding certain distributions received by U.S. persons with respect to, and sales and other dispositions (including pledges) of stock of a passive foreign investment company. A foreign corporation, such as us, will be treated as a passive foreign investment company if 75% or more of its gross income is passive income for a taxable year or if the average percentage of its assets (by value) that produce, or are held for the production of , passive income is at least 50% for a taxable year. We believe that it was not a passive foreign investment company for the taxable year ended December 31, 2002 and, furthermore, expects to conduct its affairs in such a manner so that it will not meet the criteria to be considered passive foreign investment company in the foreseeable future.

The tax consequences to any particular holder of common stock will vary according to the status of that holder as an individual, trust, corporation or member of a partnership, the jurisdiction in which that holder is subject to taxation, the place where the holder is resident and, generally, according to that holders particular circumstances. This summary is applicable only to holders who are resident in the United States, have never been resident in Canada, deal at arm’s length with us, hold their common stock as capital property and who will not use or hold the common stock in carrying on business in Canada. Special rules, which are not discussed in this summary, may apply to a United States holder that is an issuer that carries on business in Canada and elsewhere.

This summary is based upon the “provisions” of the Income Tax Act of Canada and the regulations issued thereunder (collectively, the Tax Act or ITA) and the Canada-United States Tax Convention (the Tax Convention) as at the date of the registration statement and the current administrative practices of the Canada Customs and Revenue Agency. This summary does not take into account provincial income tax consequences.

We urge each holder to consult his own tax advisor with respect to the income tax consequences applicable to him in his own particular circumstances.

Dividends and Paying Agents

Not applicable

Statement of Experts

None at this time

Documents on Display

All material documents referred to herein have been filed as exhibits to this form 10K  or at our office at 40218 Wellsline Road Abbotsford BC V3G 2K7. Our telephone number is 604 807 4957.

Subsidiary Information

Not applicable

PART 111

Item 10. Directors, Executive Officers and Corporate Governance.

Name and address	Age	Position(s)
James Carroll	59	President, CEO, Chief Financial Officer, member of
40218 Wellsline Road		Board of directors
Abbotsford, BC
Canada, V4G 2K7

George Pappas	72	Vice-President, Secretary, member of Board of
6152 Nappa Circle		Directors
Huntington, Beach
California USA 92647

Andrew H. Burns	54	Vice-President, member of board of Directors
562 Main Street East
Hamilton Ontario
Canada, L8M 1J2

Len Klassen	70	Member of Board of Directors
1755 Ocean Park Road
Surrey, BC
Canada V4A 3M1

Slawomir Kownacki	33	Member of Board of Directors
1210 London Street
New Westminster, BC
Canada V3M 2Z6

Background of Officers and Directors

Since January, 2007, Mr James Carroll has been Chief Executive officer and a Director of the Company. Prior to taking a position with the Company Mr Carroll was a self employed businessman in the finance industry.

Mr George Pappas is the Vice President of All-Trades Fabrication for past 25 years. He has completed building projects for companies such as Disney, University of Southern California, Boeing, to name a few.

Andrew Burns is the President of Burns Energy Systems Ltd which was set up in Canada in 1988. His company is involved in burner technology these being: Immersion Burners with Ceramic Tubes, Small Bore high velocity immersion burners, Submerged combustion equipment, strip line Galvanizing and solution tanks, low Nox Radiant tube technology. Burns Energy has been responsible for projects in North and South america, Japan, Korea, Iran, Poland, Russia, Thailland, China, Mexico. He has had many papers published in various periodicals and books, and presented technical papers at various meetings of AGA, ONGA, CIM, NARA, AFRC, AISE, Wire Association, CSCE, Hamilton and District Energy Forum.

Mr Burns has developed a new burning chamber for biomass that will be an intrgal component of our plants. The Company will be applying for a patent on this equipment.

Mr. Klassen has been a successful self employed businessman since returning to Canada in 1986. He has been involved in real estate development and the food brokerage business. Prior to returning to Canada he was Vice President Asia for a major american bank.

Mr Kownacki has twelve years in the software development industry ranging from small stand alone applications and websites to fully developed databases driven by windows and web applications.

Item 11. Executive Compensation.

James Carroll President / CEO is the only employee receiving compensation and he is accruing a salary of $10,000 per month. There are no other benefits or options.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Name	Number of shares held

James Carroll	78,037,517
George Pappas	4,197,076
Len Klassen	6,000,000
Slawomir Kownacki	15,330,000

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Len Klassen and Slawomir Kownacki are both independent directors

Item 14. Principal accounting Fees and Services.

The Company has not completed an audit for the past two years and has not paid for accounting services

Item 15. Exhibits, Financial Statement Schedules.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

(Registrant)  Biomass Secure Power Inc.

By (Signature and Title)*   /S/ James Carroll President / CEO

Date October 22, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title)* /s/ James Carroll, President / CEO

Date October 22, 2009

By (Signature and Title)* /s/ George Pappas Secretary

Date October 22, 2009