Form 10-Q
period 2009-09-30
Biomass Secure Power Inc
filed 2009-11-25
CIK 1160164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter period ending September 30, 2009

Biomass Secure Power Inc.

British Columbia Canada

Jurisdiction of Incorporation

40218 Wellsline Road Abbotsford BC Canada V3G 2K7

(address of principal executive offices)

Registrant’s telephone number, including area code:  605 807 4957

Securities registered pursuant to Section 12(b) of the act:

Title of each class	Name of Exchange on which registred

Common 235,099,866 outstanding	OtcBB: pink sheets

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

Indicate by check mark whether the registrant (I) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ( x) yes (  ) no

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (&232.405 of this chapter\\\0 during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files

( ) yes  (x) no

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (&229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part 111 of this Form 10-K or any amendment to this Form10-K.

(x)

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

(  ) yes    ( x ) no

Part 1 Financial Information

Item 1. Financial Statements

Biomass Secure Power Inc

Financial Statement for Quarter ending September 30, 2009

Unaudited

Balance Sheet

	September 30, 09	June 30, 09
Assets
Cash	$91.39	124.39
Accounts Receivable	0.00	0.00
Prepaid Expenses	0.00	0.00
Total Current Assets	$91.39	124.39
Liabilities and Stockholder Equity
Current Liabilities
Accounts Payable	57,500.00	57,500.00
Due to director Jim Carroll	37,151.70	144,387.60
Due to director George Pappas	0.00	5,030.00
Total Current Liabilities	94,651.70	206,917.60
Stockholder Equity
Common stock no par, unlimited shares authorized 200,351,587 issued and outstanding.	$100,175.80	100,175.80
Total Shareholder Equity	$100,175.80	100,175.80
Total Liabilities and Stockholders Equity	5,524.10	$(106,741.80)

Officers of the Company (Mr. Carroll and Mr. Pappas) agreed to take shares as payment for the debts owing to them as of June 30, 2009. The shares where issued after June 30, 2009 but where reflected in outstanding shares reported in annual report. Current debt to Mr Carroll is for salary owing and debts paid on behalf of the Company.

We have not provided cash flow statements as the Company had no income and expenses where paid directly by management.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

PLAN OF OPERATION

On June 30, 2009 the Company completed the merger with Biomass Secure Power Inc. for the purchase price of $720,000 which will be paid in shares sometime after July 1, 2009. The purchase includes all intellectual properties in the possession of Biomass Secure Power Inc, as well as all technical knowledge provided by their management. Mr George Pappas and Andrew H Burns have assumed positions as Vice-President’s and Directors of the Company. Their election was approved by shareholders at the Annual General meeting held on December 30, 2008.The Company is now looking to patent proprietary technology and processing systems to be used in the co-generation power plants that have been developed by Mr Burns.

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

The will deliver ten megawatts of electricity to BC Hydro under their standing offer program, the steam generated will be used to manufacture one hundred thousand tons of wood pellets to be sold into the European market, the current market price for pellets in Europe is 140 Euros per ton. The Company has set up an entity in the USA under the name of Biomass Secure Power Inc (USA). This wholly owned subsidiary has Mr George Pappas as its president and CEO. The California company is currently working  to bring co-generation projects to fruition in the USA.

Financing

Discussions are ongoing with a Canadian charter bank and private funding sources regarding financing for our projects. The bank suggested that we contact EDC (Export Development Corp) to have them issue a guarantee for our loans. A meeting has been held with EDC and their response was very positive and they will be having discussions with the bank to discuss appropriate level of guarantees for our loan. The Company believes that we will be successful in raising funds required to develop and construct our first plant. The Company has applied for a eight million dollar grant through the Clean Energy Fund. CEF has advised applicants that they expect to have applications completed by Fall 2009.  There is no assurances that we will be successful in obtaining the necessary capital. If we are unsuccessful in obtaining additional capital we may have to cut back or suspend activities until such time that we can raise capital by way of loans, private placements or public offerings. Current management has been lending the Company funds to pay their expenses on a monthly basis.

The Company expects to have the plant in operation by January 2011 and will generate twenty five million dollars in gross revenue in the first year of operation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

No comment necessary

Item 4. Controls and Procedures.

The Company has put proper control and procedures in place to ensure that problems experienced by the Company in the past cannot reoccur.

PART 11 --OTHER INFORMATION

Item 1. Legal Proceedings.

There are no new legal proceedings against the Company.

Item 1A. Risk Factors.

The financial statements for September 30, 2009 are un-audited and represent the Company’s financial position and performance from July 1, 2009 to September 30, 2009. In the opinion of management, the un-audited financial statements have been prepared to correctly reflect all adjustments, which include normal adjustments, necessary to present fairly the financial position as of September 30, 2009 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to financial statements are un-audited and have not been reviewed by our accountants.

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

Item 2 Unregistered Sale of Equity Securities and Use of Proceeds.

June 30, 2009 transfer agent was instructed to issue shares to Jim Carroll and George Pappas as settlement for outstanding debts. The shares where issued after year end but numbers where reflected in annual statement. Mr Carroll has requested that the Company hold on to the shares until financing for current project is secured.

Jim Carroll was issued 33,578,512 as settlement of $144,387.60 owing to him by the Company.

George Pappas was issued 1,169,767 as settlement of $5,030.00 owing to him by the Company.

These issuances settled payments made on behalf of the Company.

Item 3. Defaults Upon Senior Securities.

Non Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

There was no issues put to shareholders in this quarter.

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

Date November 23, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title)* /s/ James Carroll, President / CEO

Date November 23, 2009

By (Signature and Title)* /s/ George Pappas Secretary

Date November 23, 2009