Form 10-K/A
period 2009-06-30
Biomass Secure Power Inc
filed 2010-12-15
CIK 1160164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2009

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 333-70836

BIOMASS SECURE POWER INC.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	N/A
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

40218 Wellsline Road Abbotsford BC Canada V3G 2K7
(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code:  604 807 4957

VIRTUAL MEDIA HOLDINGS INC.
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of Exchange on which registered

Securities registered pursuant to Section 12(g) of the Act

Common Stock, no par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.               [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.           [  ] Yes [X] No

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
                                                                                                                                                                                         [] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  (Not Applicable)[  ] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[]		Accelerated filer	[]
Non-accelerated filer	[]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] Yes [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of December 31, 2008, the last business day of the registrant’s most recently completed second fiscal quarter the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $187,609, based on 93,804,994 common shares held by non-affiliates and last sale prior to December 31, 2008 being $0.002.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [  ] Yes [  ] No

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 235,099,866 shares of common stock as at December 13, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  Not Applicable

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K/A amends and restates the Annual Report on Form 10-K for the year ended June 30, 2009 that was filed with the Securities and Exchange Commission on October 26, 2009. This amendment includes audited information as well as improved descriptions and risk relating to the company’s new business plan as of date of filing.

Part I

This annual report on Form 10-K contains forward-looking statements.  Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for future operations.  In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology.  Examples of forward-looking statements made in this annual report on Form 10-K include statements about:

  Our business plans,
  Our belief regarding the impact of various lawsuits,
  Our ability to raise additional finances,
  Our future customers,
  Our design of torrefied wood pellet plants, and
  Our future investments and allocation of capital resources.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

  Our inability to obtain an unqualified audit report for the 2006 and 2007 fiscal years,
  The impact of various lawsuits that have been filed against us,
  General economic and business conditions,
  Fluctuations in worldwide prices and demand for torrefied wood pellets,
  Our lack of operating history,
  Our limited experience manufacturing pellets,
  Our dependence on a limited number of customers, and
  The risks in the section of this annual report entitled “Risk Factors”,

any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements and any assumptions upon which they are based are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results

As used in this report, the terms “we”, “us” and “our” mean Biomass Secure Power Inc. In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

ITEM 1. BUSINESS

Corporate History

We were incorporated in the Province of British Columbia on August 24, 1989 as Flamingos Beach Resort Inc. On August 10, 1999, we changed our name to VMH Videomoviehouse.com Inc. On May 18, 2006, we changed our name to Virtual Media Holdings Inc. On February 9, 2009, we changed our name to Biomass Secure Power Inc. On June 30, 2009, we legally have amalgamated with 0625920 BC Ltd., previous known as Biomass Secure Power Inc., as more particularly described under the heading “The Amalgamation”. As we have not issued any shares to the 20 shareholders of 0625920 BC Ltd. to date, the accounting treatment for the amalgamation has been deferred until such time as the shares have been transferred to complete the transaction.

Corporate Developments

From incorporation in August 1989 until August 1999, our only operation consisted of developing an Internet web-site. The web-site was developed by our past president. In August 1999, we switched our focus to the generation of revenues from the sale of video tapes, DVDs, and CDs and rental of DVDs over the internet. In October 2005, we were removed as an authorized seller at Amazon.com. Our sales through Amazon.com accounted for virtually all of our revenues.

We have ceased our movie selling business and are focused on the development of our torrefied wood pellet plant business beginning July 1, 2007.

Previous Audits

Our previous auditors, Dale Matheson Carr-Hilton Lebonte LLP (“DMCL”), had challenges in obtaining and management had challenges in providing sufficient and appropriate information relating to the issuance of shares; transfers of funds between company bank accounts; and payments to management. As such, we were unable to produce accurate and complete financial statements and DMCL was unable to provide us with an audit report for our 2006 and 2007 fiscal year ends. We may apply to the Securities and Exchange Commission for relief from the requirement to produce annual audited and interim non-audited financial statements as well as the applicable annual reports on form 10-Ks and interim reports on Form 10-Q for the 2006 and 2007 fiscal year. Until we file audited financial statements for the 2006 and 2007 fiscal year or obtain relief from the requirement to file those financial statements, we will not be in compliance with our reporting obligations under the Securities and Exchange Act of 1934.

The Amalgamation

On June 30, 2009, the following events occurred:

  we entered into a share exchange agreement (the “Share Exchange Agreements”) with each of the 20 shareholders of 0625920 BC Ltd., previously known as Biomass Secure Power Inc., whereby we agreed to purchase all of the issued and outstanding shares of 0625920 BC Ltd. in consideration for the issuance of an aggregate of 225,269,250 of our common shares (the “Consideration Shares”);
  each of the 20 shareholders of 0625920 BC Ltd. requested that the board of directors of 0625920 BC Ltd.  consent to and approve the  transfer all of the issued and outstanding shares of 0625920 BC Ltd. to our company;
  all outstanding share certificates of 0625920 BC Ltd. were cancelled and one new share certificate was issued in the name of our company, representing all of the issued and outstanding shares of 0625920 BC Ltd.; and
  pursuant to section 273 of the British Columbia Business Corporations Act, Biomass Secure Power Inc. and 0625920 BC Ltd. amalgamated, with the resulting company adopting the name, articles, and notice of articles of Biomass Secure Power Inc.

0625920 BC Ltd. was a related party due to a common director and shareholder. A form of the Share Exchange Agreement is attached as Exhibit 10.1. On November 19, 2009, the British Columbia Securities Commission issued a cease trade order against our company, which prohibits us from issuing the Consideration Shares. As of December 13, 2010, we have not issued the Consideration Shares. As such, for accounting purposes the merger transaction has not been completed nor reflected in the financial statements as we have not delivered any consideration for the shares of 0625920 BC Ltd. We anticipate that we will issue the Consideration Shares upon the revocation of the cease trade order.

Our Current Business

Our Business Plan

Our business plan is to build plants that will process low quality logs and fibre typically left in the field and turn it into torrefied wood pellets. We believe that our plants will be the first of their kind in Canada. We have completed the design and basic engineering work for the building of our torrefied wood pellet plants. We will sell the torrefied wood pellets to power producers in Europe that want a cleaner fuel than coal. We have held discussions with power producers regarding the purchase of our torrefied wood pellets. We have not signed any definitive agreements with any power producers and there are no assurances any definitive agreements will be signed.

We plan to produce one million tons of torrefied wood pellets per year from up to four plants that we propose to build in various locations in British Columbia, Canada. British Columbia has an extensive timber industry and we believe that the waste products from this industry will be sufficient to provide our operations with a steady supply of fuel. We have had discussions with potential purchasers to secure long term sales contracts but no definitive agreements have been signed and we cannot guarantee that such agreements will be signed. We do not anticipate beginning the construction of our plants until we have a definitive agreement in place to purchase our torrefied wood pellets.

Torrefied wood pellets

Torrefied wood pellets are primarily used as a fuel for heating. Torrefied wood pellets are 30% denser than regular wood pellets and contain 16% more energy. While torrefied wood pellets have many uses, such as a substitute for charcoal for barbeques, we anticipate our torrefied wood pellets will be sold as a substitute for coal as a boiler fuel. Torrefied wood pellets can be used in coal plants without altering the coal plant. Unlike normal wood pellets, torrefied wood pellets have approximately the same BTUs as coal, which allows coal to be completely replaced by torrefied wood pellets.  Some coal producers may prefer to gradually add torrefied wood pellets to their coal burners. We believe that the main advantage of torrefied wood pellets over coal is torrefied wood pellets burn cleaner than coal as they produce significantly less ash and sulphur emission. As demand for clean energy increases, we believe the demand for torrefied wood pellets will increase.

Torrefied wood pellets are not subject to deterioration during shipment or storage. This greatly reduces shipping costs for torrefied wood pellets, compared to normal wood pellets. Also, torrefied wood pellets are easier to grind, which reduces their processing costs when they are burned.

Our Customers

We anticipate that we will sell our torrefied wood pellets to power producers in Europe. We have chosen this target market because we believe European coal power producers will eliminate coal from their existing power plants in favour of our torrefied wood pellets. Currently, there is some demand for torrefied wood pellets in Europe. We have held discussions with power producers in Europe regarding the purchase of our torrefied wood pellets. We have not signed any definitive agreements with any power producers and there are no assurances any definitive agreements will be signed.

Layout of Plants

The following is a description of the anticipated layout of our plants.

Wood fibre will be supplied to the plant in the form of coarse wood chips. Trucks will be offloaded at 2 hydraulic stations and the material will be automatically conveyed to an undercover storage facility by way of a conveyor belt. As the material moves along the conveyor belt, it will pass though a de-lumper, magnetic separator, de-stoner/de-icer and classifier to remove foreign matter. Generally, the moisture content of the wood waste will vary; however, as the plant production rate is based on the mass of bone dry fibre received, we anticipate using incentives to encourage the shipment of dry material.

Covered storage is essential. We need a reserve of material on hand to ensure that the equipment stays in continuous operation. We also need to protect the material from moisture during storage as this will negatively impact the plant production rate. We also need to ensure that the material being processed is not frozen and that all ice and snow has been removed for the material before it is processed.

The storage facility will be fitted with a double level walking floor that will discharge material to buffer silos via magnetic separators and de-stoners. The buffer silos will discharge at a controlled rate to a series of fine shredders. This material will then be screened and fine shredded before transfer to a bio-fuel fired flash dryer.

The shredded material from the flash dryer will have a target moisture content of 8%. To control this moisture content it may be necessary to recycle a portion of the material. It is also necessary to produce 20% more dry product than will be required for production in order to provide energy for the dryer. The extra material is then milled to a fine powder and stored for use by the flash dryer burner.

Material from the flash dryer is conveyed to a screen and a mill to reduce the particle size to the optimum size for pelletizing. The material is then conveyed to the pellet mill and after pelletizing is cooled on a band cooler before the product is placed in bulk storage prior to shipment to the port. Bulk storage would be in the form of elevated silos that will be used to place the material on rail cars in preparation for shipment to the port.

We intend to locate the torrefication unit between the dryer and the pelletizing mill. This will produce a synthetic fuel gas that we propose to use for the torrefication furnace and the dryer. There may be some residual gas that could be used to generate a small quantity of electrical power.

Technology

We anticipate that the dryer will be designed to operate with a variety of fuels including bio-mass powder, synthetic gas, natural gas and fuel oil. In addition, the off gas of the dryer may be used for generating steam for use by a steam turbine for the purpose of generating power for the plant. There is a possibility of generating extra power, if the local resources permit.

We anticipate that the torrefication furnace will feature the latest in regenerative burner technology to maximize the quantity of synthetic gas available to provide energy for the plant and to maximize the energy available for generating power.

We plan to use a fine shredder and flash dryer upstream of the torrefication furnace to ensure that the collected material is free of ice, rocks and metallic components that could damage the equipment. The design of the storage facility is anticipated to  be two tiered to allow for the run off of any snow and ice prior to processing the material in the plant. We plan to use a sparse fluid bed destoner to pre-warm the material to remove stones, snow and ice. Heat for this equipment is anticipated to be provided by waste heat from the process. We believe that this custom design will be a first of its kind in Canada.

Our Subsidiary

On January 13, 2009, we incorporated a subsidiary in California under the name of Biomass Secure Power Inc. (USA) (“Biomass USA”). Mr. George Pappas is president and CEO of Biomass USA. Biomass USA is currently in the early stages of development and we anticipate that it will bring co-generation projects to fruition in the USA. As of December 13, 2010, Biomass USA has not conducted any operations and is not reflected in our financial statements.

Expertise

Our business plan is based on our management team’s experience in the construction and the implementation of medium sized industrial projects.  In particular, our management team has implemented projects at a number of pellet plants, supplying burner and dryer equipment along with material handling systems. Our management team has constructed a multifuel burner system for a medium-density fibreboard plant that used dried and processed wood waste for fuel. In addition, the project management team will be drawn from people with many years of experience in the wood processing industry. We have not yet hired the project management team.

Staffing

We anticipate that each plant will require approximately 30 fulltime employees to operate the plant which will run 24 hours per day 7 days per week. We anticipate that each plant will have a skilled engineer at the plant at all times to address any problems that may occur. We plan to have an assistant engineer, who would be able to fix any machines that break down. The remaining employees would be general labours, such as fork lift operators. These employees would report to the engineer who is on duty at that time.

Research and Development Expenditures

We did not incur any research and development expenditures over the last fiscal year.

Employees

At present, we have one full time employee and two part-time employees.

Intellectual Property

We do not own, either legally or beneficially, any patents or trademarks.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this report in evaluating our company and its business before purchasing shares of our company's common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

Risks Related to our Failure to File our Disclosure Documents

As at December 13, 2010, our stock has been cease traded in British Columbia.

Our common shares have been cease traded in British Columbia since November 19, 2009 for failure to file our audited annual financial statements for the year ended June 30, 2009. As a result, trading in our common shares is prohibited in British Columbia and by residence of British Columbia no matter where they trade. Until the cease trade order is revoked, we are prohibited from raising additional funds through the sale of our debt or equity. If we cannot revoke the cease trade order, we will be unable to raise the funds required to commence our business plan.

As at December 13, 2010, we are non-compliant with FINRA Rule 6530 and, as a result, our company has been delisted from the OTC Bulletin Board).

Companies trading on the OTC Bulletin Board generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Securities and Exchange Commission, subject to a 30 day grace period. While we have filed previous disclosure documents, we have not filed audited financial statements for fiscal years after June 30, 2005. As a result, we are non-compliant with FINRA Rule 6530 and the quotation of our securities on the OTC Bulletin Board is prohibited. Until we are compliant with FINRA Rule 6530, the market liquidity for our securities will be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. Our securities will be ineligible for quotation on the OTC Bulletin Board until one year after we have filed all outstanding disclosure documents or we obtain an exemption from the requirement to file all outstanding disclosure documents.

Risks Related to our Financial Condition

We anticipate that we will be unable to prepare reliable and accurate financial statements because of insufficient documents and available information for our fiscal years ended 2006 and 2007.

We have been unable to prepare reliable and accurate information to obtain an unqualified opinion regarding our financial statements for our fiscal years 2006 and 2007. We anticipate that we will be unable to obtain an unqualified audit report on our financial statements for those periods. This may adversely affect our ability to raise additional funds through financing and our shareholders’ ability to sell their shares. If we are unable to raise additional funds, there is a substantial risk that our business will fail.

The fact that we have not earned any operating revenues since we switched the focus of our company to our current business plan raises substantial doubt about our ability to continue as a going concern.

We incurred accumulated net loss of $5,253,808 from prior operations and $567,436 from the start of our development stage on July 1, 2007 to June 30, 2009. We anticipate that we will continue to incur operating expenses without revenues for the foreseeable future. Because we have incurred losses from operations since inception, have not attained profitable operations and are dependent upon obtaining adequate financing to commence our business operations, in their report on our financial statements for the fiscal year ended June 30, 2009, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

As of June 30, 2009, we had no cash or cash equivalents and a working capital deficit of $87,806. We estimate our average monthly operating expenses over the next 12 months to be approximately $32,500 per month, excluding any expenses incurred in the building of any plants. In addition, our budget could increase during the year in response to matters that cannot be currently anticipated and we might find that we need to raise more capital in order to properly address these items. As we cannot assure a lender that we will be able to successfully build our plants, we will probably be unable to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. We are currently subject to a cease trade order imposed by the British Columbia Securities Commission and cannot raise any funds until it has been revoked.

The recent economic uncertainty and market instability may make it harder for us to raise capital as and when we need it and have made it difficult for us to assess the impact of the crisis on our operations or liquidity and to determine if the prices we might receive on the sale of our torrefied wood pellets. If we cannot raise the money that we need to continue development of our torrefied wood pellet plant, we may be forced to delay, scale back, or cease our business plan. If any of these were to occur, there is a substantial risk that our business would fail.

Risks Related to our Company

Various lawsuits have been filed against us.

Various lawsuits have been filed against us. For details on these lawsuits, see the information in the section entitled “Legal Proceedings”. While we do not believe that any of these lawsuits have merit and we intend to defend the lawsuits vigorously, we cannot predict the outcome and we cannot predict the amount of time and expense that may be required to resolve them. Such litigation could also divert the attention of management and resources in general from day-to-day operations. Further, if any of the plaintiffs in these lawsuits are successful, we may be required to issue additional common shares, which will dilute the holdings of our existing shareholders or may be ordered to make cash payments, which due to our financial condition, we may be unable to make. If we are ordered to make a substantial payment, there is a substantial risk that our business would fail.

We have no prior experience in manufacturing and operating a large torrefied wood pellet plant.

Our success will be dependent on our management’s ability to manufacture and operate a torrefied wood pellet plant. To our knowledge, our plants will be the first of their kind in Canada. As such, we have no experience building and operating a large torrefied wood pellet plant and limited experience manufacturing similar products at the volume we anticipate will be required to sustain our operations.  As a result, we may not be able to develop and implement efficient, low-cost manufacturing capabilities and processes that will enable us to manufacture our torrefied wood pellets in significant volumes, while meeting the legal, regulatory, quality, price, durability, engineering, design and production standards required to market our products successfully. Further, we have no experience selling torrefied wood pellets to power producers. As a result, we may not be able to enter into a contract for the purchase and sale of our torrefied wood pellets on favourable terms or at all.

We have no operating history relating to our current business plan.

We have no operating history relating to our current business plan on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies seeking to establish a new business opportunity. Some of these risks and uncertainties relate to our ability to build our plants, secure long term sales contracts, and obtain an adequate supply for our plants.

We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. In addition, our operating results are dependent to a large degree upon factors outside of our control. There are no assurances that we will be successful in addressing these risks, and failure to do so may adversely affect our business.

It is unlikely that we will generate any or significant revenues while we implement our business plan. In order for us to make a profit, we will need to successfully build our plants and secure long term supply and sales contracts for our torrefied wood pellets. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

We will, in all likelihood, sustain operating expenses without corresponding revenues and significant capital expense in the construction of our plants, for the foreseeable future.

We anticipate that we will depend on a limited number of customers for a high percentage of our revenue.

We anticipate that we will sell our torrefied wood pellets to power producers in Europe. We do not anticipate that we will enter into agreements with a large number of producers and will have a limited number of customers. Once we begin operations, we anticipated that our revenues will be volatile because of the loss of sales to any one of our customers would have a significant negative impact on our business. Due to our anticipated dependence on a limited number of customers, any one of the following events may cause material fluctuations or declines in our revenue and have a material adverse effect on our financial condition and results of operations:

  reduction, delay or cancellation of orders from one or more of our significant customers;

  selection by one or more of our significant customers of another product;
  loss of one or more of our significant customers and our failure to identify additional or replacement customers; and
  failure of any of our significant customers to make timely payment for our products.

We will be dependent on the price of torrefied wood pellets.

Our business plan is based on certain assumptions regarding the price of torrefied wood pellets. The price of torrefied wood pellets is dependent on many factors, including the cost for similar products such as coal.  If our assumptions are inaccurate and we cannot sell our torrefied wood pellets for more than the cost to produce them, our business will fail and you may lose your entire investment.

Economic conditions may adversely affect our business.

Adverse worldwide economic conditions may have adverse implications on our business. For example, our potential customers' ability to borrow money from their existing lenders or to obtain credit from other sources to fund operations may impair their ability to purchase our torrefied wood pellets, which would result in decreased in sales.

Risks Relating to Our Common Stock

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

Our articles of incorporation authorize the issuance of an unlimited amount of shares of common stock with no par value. Our board of directors may choose to issue some or all of such shares to acquire one or more products and to fund our overhead and general operating requirements. The issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

We are currently prohibited from issuing any shares due to a cease trade order issued by the British Columbia Securities Commission. Pursuant to our acquisition of 0625920 BC Ltd., we agreed to issue 225,269,250 of our common shares, of which none of been issued. Once this cease trade order has been revoked, we anticipate issuing these shares. The issuance of these shares will cause our book value per share to decrease, which may contribute to a reduction in the market price of the outstanding shares of our common stock.

Trading of our stock is restricted by the Securities Exchange Commission's penny stock regulations, which may limit a stockholder's ability to buy and sell our common stock.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the Financial Industry Regulatory Authority (known as "FINRA") has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Although our common stock is currently listed for quotation on the Pink Sheets, trading through the Pink Sheets is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

We do not intend to pay dividends on any investment in the shares of stock of our company.

We have never paid any cash dividends and do not currently intend to pay any dividends for the foreseeable future. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock's price. This may never happen and investors may lose all of their investment in our company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES.

We do not own any properties. We have an office at 40218 Wellsline Road in Abbotsford BC that is provided free of charge by one of our directors. We anticipate that this office will be suitable for our operations for the foreseeable future. Once our plants are operational, we anticipate we will require a larger office.

As of December 13, 2010, we have considered various sites for our plants but have not signed any definitive agreements.

Our registered and records office is located at 800-885 West Georgia Street, Vancouver, BC Canada  V6C 3H1.

ITEM 3. LEGAL PROCEEDINGS.

We are involved in lawsuits involving prior management and individuals associated with them.

On April 21, 2009, Calvin Kantonen filed a statement of claim with the Supreme Court of British Columbia, Vancouver Registry No. S092943 alleging that the defendants: our company and our transfer agent, Computershare Trust Company of Canada, have improperly refused to remove the legend on 1,500,000 of our common shares held by Mr. Kantonen. On May 15, 2009, the defendants filed a statement of defence whereby we denied the allegations of Mr. Kantonen and alleged that the shares were not validly issued. No further proceedings have been undertaken in this lawsuit. The Company plans to vigorously defend this claim and denies the allegations of Mr. Kantonen. We anticipate that even if Mr. Kantonen’s lawsuit is successful, it should not have a material adverse effect on our financial condition, results of operations, or cash flows.

On July 19, 2007, we filed a petition with the Supreme Court of British Columbia, Vancouver Registry No. S107252 alleging that 34,678,993 common shares held by the following parties: AI International Holdings, Joga Bassi, Canaccord Capital Corp ITF (Steve Gasper Control Stock), Jim Carroll, Brian Dean, Steven Frye, Grant Galloway, Steve Gaspar, Chris Gaspar, Christopher Gaspar, Brian Holden, Calvin Kantonen, George Matin, Peter Matousak, Novak Capital, Penson Financial Services Canada Inc ITF 6/13/2006 Stephen Gaspar A/C 15ER95B, Sukhjit Purewal, Deanna Sherban, Debby Skipper, Clay Smith, Nick Smith, Viligant Trader Inc., Wide Open Technologies should be cancelled because we did not receive adequate consideration for the issuance of these shares.  No further proceedings have been undertaken in this lawsuit.

On August 2, 2007, Steve Gaspar filed a statement of claim with the Supreme Court of British Columbia, Vancouver Registry No. S075257, alleging that the defendants: our company and our current president Jim Carroll, issued a press release on July 27, 2007 which contained false and defamatory statements concerning Mr. Gaspar. On June 5, 2008, we filed a statement of defence denying the claims in the statement of claim and alleging that the statements were in substance true and made without malice and that Mr. Gaspar has not suffered any damages as a result of the press release. A default judgment was obtained on December 11, 2007 but was set aside by consent on June 5, 2008 when we filed our statement of defence.

On June 25, 2007, Steve Gaspar, Stephen Gaspar, Christopher Gaspar, and Jonathan Gaspar (collectively, the “Gaspars”) filed a statement of claim with the Supreme Court of British Columbia, Vancouver Registry No. S074362, alleging that the defendants: our company, our current president Jim Carroll, our current director Len Klassen, and our current director Slawomir Kownacki, for damages for breach of contract, inducing breach of contract and wrongful interference with economic relations of the Gaspars, and requesting following orders:

  that the defendants purchase the shares of the Gaspars at fair value;
  that the Gaspars are not liable for any profits that accrued to them as a result of any employment contracts;
  for specific performance that we deliver 65,735,211 free trading shares;

  a declaration that Steve Gaspar is entitled to exercise an option to purchase 12,000,000 of our common shares at a price of $0.01 per share; and
  a declaration that Christopher Gaspar is entitled to exercise an option to purchase 5,205,000 of our common shares at a price of $0.01 per share.

On July 23, 2007, we filed a statement of defence denying the allegations and alleging that none of the Gaspars are owed any money or shares. On December 4, 2009, a notice of motion was filed regarding the production of documents.  No further proceedings have been undertaken in this lawsuit. We anticipate that even if the plaintiffs are successful, it should not have a material adverse effect on our financial condition, results of operations, or cash flows.

On September 11, 2007, the Canadian Imperial Bank of Commerce (“CIBC”) filed a statement of claim against the defendants: Virtual Media Holdings Inc., Steve Gaspar, and Darlene Gaspar alleging that the defendants owed CIBC $19,982.12 as of September 10, 2007 with a daily interest rate of $5.22. On November 21, 2007, we filed a statement of defence denying each and every allegation. We anticipate that this lawsuit should not have a material adverse effect on our financial condition, results of operations, or cash flows.

We have been in discussions with Steve Gaspar regarding settling all outstanding actions with the Gaspars, including final settlement of the lawsuit with CIBC. While we believe we do not have any liability to any of the Gaspars, we believe it is in our best interest to settle all outstanding matters with the Gaspars. If we cannot settle all outstanding claims, we will vigorously defend all claims.

On November 12, 2007, Brian Holden filed a statement of claim in Clark Country Nevada, Case No A550988, alleging that the defendant: our company, breached two employment contracts resulting in unjust enrichment and breach of implied covenant of good faith and fair dealing. Mr. Holden alleges that pursuant to two employment agreements we are obligated to issue him 2,400,000 of our common shares and options to purchase 12,000,000 of our common shares at a price of $0.05 per common share. On November 30, 2007, we filed a statement of defence denying all of Mr. Holden’s claims and a containing a counterclaiming alleging that Mr. Holden was improperly issued certain common shares. On August 10, 2010 we entered into a settlement agreement with Mr. Holden whereby Mr. Holden has deposited 2,770,000 of our common shares with our transfer agent, which will be cancelled upon the cease trade order issued by the British Columbia Securities Commission against our company being revoked, which settled all outstanding claims with Mr. Holden.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Markets

Our shares are not traded on any exchanges. Our shares are quoted on the OTC: Pink Sheets operated by the Financial Industry Regulatory Authority (FINRA) under the symbol BMSPF.

Our common shares have been cease traded by the British Columbia Securities Commission since November 19, 2009 for failure to file our annual financial statements for the year ended June 30, 2009. As a result, trading in our common shares is prohibited in British Columbia.

Companies trading on the OTC Bulletin Board generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Securities and Exchange Commission, subject to a 30 day grace period. While we have filed previous disclosure documents, we have not filed audited financial statements for fiscal years after June 30, 2005. As a result, we are non-compliant with FINRA Rule 6530 and the quotation of our securities on the OTC Bulletin Board is prohibited. Until we are compliant with FINRA Rule 6530, the market liquidity for our securities will be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. Our securities will be ineligible for quotation on the OTC Bulletin Board until one year after we have filed all outstanding disclosure documents or obtain an exemption from that requirement.

Transfer Agent

Our shares of common stock are issued in registered form. The transfer agent for our common stock is Computershare Trust Company of Canada.

Holders

As of December 13, 2010 we had approximately 597 shareholders of record of our common shares, as of such date 235,099,866 of our common shares were issued and outstanding.

Share Capital

Common Stock

Our authorized capital stock consists of unlimited shares of no par value common stock. The holders of our common stock:

  Have equal rateable rights to dividends from funds legally available if and when as and if declared by our board of directors;
  Are entitled to share rateably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;
  Do not have pre-emptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and
  Are entitled to one non-cumulative vote per share on all matters on which stockholders may vote.

Cash dividends

As of the date of this annual report, we have not paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of our board of directors and will depend upon earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On June 28, 2009, we issued 33,578,512 common shares to Jim Carroll at a fair market value of $0.0045 per common share as settlement of his outstanding debt of $151,103 for outstanding salary and expenses he has paid on behalf of our company. We issued the shares pursuant to section 2.14 of Nation Instrument 45-106 Prospectus and Registration Exemptions and pursuant to Regulation S promulgated under the Securities Act of 1933 as Jim Carroll was not a US person.

On June 28, 2009, we issued 1,169,767 common shares to George Pappas at a fair market value of $0.0045 per common share as settlement of his outstanding debt of $5,355 for outstanding salary and expenses he has paid on behalf of our company. We issued the shares pursuant to section 2.14 of Nation Instrument 45-106 Prospectus and Registration Exemptions and pursuant to section 4(2) of the Securities Act of 1933.

On May 23, 2009, we issued 3,000,000 common shares to Shaun Kohlmeier at a fair market value of $0.009 per common share as settlement of his outstanding debt of $27,000 for compensation for assisting with the development of our company’s website and creating additional exposure for our company on the internet. We issued the shares pursuant to section 2.14 of Nation Instrument 45-106 Prospectus and Registration Exemptions and pursuant section 4(2) of the Securities Act of 1933.

On November 20, 2008, we issued 800,000 common shares to Len Klassen at a fair market value of $0.0041 per common share as settlement of his outstanding debt of $3,280 for outstanding salary and expenses he has paid on behalf of our company. We issued the shares pursuant to section 2.14 of Nation Instrument 45-106 Prospectus and Registration Exemptions and pursuant to section 4(2) of the Securities Act of 1933.

On November 20, 2008, we issued 666,667 common shares to George Pappas at a fair market value of $0.0041 per common share as settlement of his outstanding debt of $2,733 for outstanding salary and expenses he has paid on behalf of our company. We issued the shares pursuant to section 2.14 of Nation Instrument 45-106 Prospectus and Registration Exemptions and pursuant to section 4(2) of the Securities Act of 1933.

Securities authorized for issuance under equity compensation plans.

We do not have any stock compensation plans.

Issuer Purchases of Equity Securities

During the fiscal year ended June 30, 2009, we did not purchase any of our equity securities.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Revenue

During the fiscal years ended June 30, 2009 and June 30, 2008, we did not generate any revenues. Since 2007, we discontinued our internet media sales operations and commenced focusing on our current business plan.

Expenses

Our expenses for the fiscal year ended June 30, 2009 were $229,637, compared to $337,799 for the fiscal year ended June 30, 2008 or a decrease of $108,162. This decrease was primarily attributable to a decrease in professional fees from an expense of $45,000 in the fiscal year ended June 30, 2008 to a recovery of $15,252  in the fiscal year ended June 30, 2009. The change in professional fees was primarily attributable to our decision to restrict the use of outside resources when possible. The recovery was a negotiated discount on the prior year 2008 professional fees. Our management fees decreased from $253,289 in the fiscal year ended June 30, 2008 to $183,049 in the fiscal year ended June 30, 2009. This change in management fees was primarily attributable to issuing shares in 2009 at market rates as opposed to at a discount in 2008 with the difference between the discount and market rate being additional compensation. Our travel expenses increased from $2,280 in the fiscal year ended June 30, 2008 to $12,002 in the fiscal year ended June 30, 2009. This change in travel expenses was primarily attributable to increase travel for conferences and meetings with potential buyers of our future products. Our office and general administrative fees decreased from $20,837 in the fiscal year ended June 30, 2008 to $13,297 in the fiscal year ended June 30, 2009. The change in office and general administrative expenses was primarily attributable to our efforts to reduce our general and administrative expenses while we focus on developing our current business plan. Our shareholder communications increased from nil in the fiscal year ended June 30, 2008 to $27,000 in the fiscal year ended June 30, 2009. The change in shareholder communications was a result of us hiring an investor relations consultant.

Plan of Operation

Financing

Discussions have been held with conventional lenders and private funding sources regarding financing for our projects. There are no assurances that we will be successful in obtaining the necessary capital. If we are unsuccessful in obtaining additional capital we may have to cut back or suspend activities until such time that we can raise capital by way of loans, private placements or public offerings. Current management has been lending us funds to pay our expenses on a monthly basis.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, if and when it is needed, we will be forced to delay or scale down some or all of our operations or perhaps even cease the operation of our business.

Since inception we have funded our operations primarily through equity and debt financings and we expect that we will continue to fund our operations through equity and debt financing. If the cease trade order issued by the British Columbia Securities Commission is revoked and we raise additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted. Obtaining loans, assuming any loans would be available, will increase our liabilities and future cash commitments.

Cash Requirements

Our plan of operation over the next 12 months is to enter into a long term sales contract for the purchase of our torrefied wood pellets. Once we have secured a buyer, we will begin to work on securing the supply for our plant and to eventually begin construction of our torrefied wood pellet plant. Our cash requirements are dependent on whether or not we begin construction of our torrefied wood pellet plant. The construction process will require a substantial amount of capital, which will we have to raise by way of loans, private placements or public offerings.

Below, we have provided an estimate of our operating expenses and working capital requirements for the next 12 months provided we do not begin construction of our torrefied wood pellet plant. Our capital requirements, if we begin construction, will be dependant on the final site location and initial production of the plant.

Expense	Amount
Management Fees	$240,000
Professional Fees (accounting and legal)	$100,000
Travel	$50,000
Total:	$390,000

Even without beginning construction of our torrefied wood pellet plant, which we do not anticipate will occur within the next 12 months, we anticipate that we will require additional funds of $390,000. As of June 30, 2009, we have a working capital deficit of $87,806. We have a shortfall of $477,806 between our working capital deficit and anticipated cash requirements for the next 12 months. If we begin construction of our torrefied wood pellet plant, this shortfall will greatly increase. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will not be able to commence our business plan.

Liquidity and Capital Resources

We have suffered recurring losses since inception. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new or existing shareholders, and our ability to achieve and maintain profitable operations.

Working Capital

	As at June 30, 2009	As at June 30, 2008
Current Assets	$63,124	$50
Current Liabilities	$150,930	$100,042
Working Capital (deficit)	$(87,806)	$($99,992)

Our working capital deficit decreased by $12,186 due to us settling previous liabilities through the issuance of shares.  We have incurred recurring losses from inception. Our ability to meet our financial obligations and commitments is primarily dependent upon continued financial support of our shareholders, directors and the continued issuance of equity to new and existing shareholders.

Cash Flow

	12 Months Ended	12 Months Ended
	June 30, 2009	June 30, 2008
Cash flow from (used by) operating activities	$(56,722)	$(921)
Cash flow from (used by) investing activities	nil	nil
Cash flow from (used by) financing activities	56,796	971
Net increase (decrease) in cash	$74	$50

Operating Activities

Our cash used by operating activities increased by $55,801 primarily due to a decrease in our expenses being paid through the issuance of stock.

Investing Activities

No cash was used by or provided from investing activities for either year.

Cash Provided by Financing Activities

Our cash provided by financing activities increased by $55,825 due largely to a loan from a related party.

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations that provide financing, liquidity, market risk or credit risk support to us.

Going Concern

We have historically incurred losses and have incurred a net loss of $229,637 during the fiscal year ended June 30, 2009, and approximately $567,436 from July 1, 2007, the date of entering into our development stage, to June 30, 2009. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through equity financing, bank financing and/or advances from related parties or stockholder loans. We are currently prohibited from raising funds through the sale of any securities due to a cease trade order issued by the British Columbia Securities Commission.

The continuation of our business is dependent upon obtaining further financing and achieving a break even or profitable level of operations. We will not achieve a break even or profitable level of operations until the successful construction of our torrefied wood pellet plant, which we do not anticipate will occur within the next 12 months. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining loans, assuming any loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to either (i) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (ii) obtain additional financing through either equity financing and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any equity financing and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available, we may not be able to begin our operations.

Our auditors have included an explanatory paragraph in the audit report of the year ended June 30, 2009 financial statements that we have sustained losses since inception and have limited cash resources.

These conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Application of Critical Accounting Policies

Management’s Estimates and Assumptions

The preparation of our financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date, and revenues and expenses for the period then ended.  Actual results could differ significantly from those estimates

Equipment

Equipment is stated at cost, net of accumulated depreciation. Depreciation is computed by using the straight-line method at rates based on the estimated useful lives of the various classes of property, plant and equipment. Estimates of useful lives are based upon a variety of factors including durability of the asset, the amount of usage that is expected from the asset, the rate of technological change and our business plans for the asset. Should we change our plans with respect to the use and productivity of the equipment, it may require a change in the useful life of the asset or incur a charge to reflect the difference between the carrying value of the asset and the proceeds expected to be realized upon the asset’s sale or abandonment. Expenditures for maintenance and repairs are expensed as incurred and significant major improvements are capitalized and depreciated over the estimated useful life of the asset.

Income taxes

We account for income taxes using the asset and liability method. Deferred tax liabilities and assets are determined based on temporary differences between the basis of assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary based upon the judgment of management to reduce deferred tax assets to the amount expected to be realized and could be necessary based upon estimates of future profitability and expenditure levels over specific time horizons in particular tax jurisdictions. We recognize the tax benefit from an uncertain tax position when, based on technical merits, it is more likely than not the position will be sustained on examination by the taxing authorities.

Fair value measurements

Accounting standards require that fair value measurements be classified and disclosed in one of the following categories:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 – Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter.

On July 1, 2009, we adopted a newly issued accounting standard for fair value measurements of all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This accounting standard has not had a material impact on our financial position, results of operations or liquidity.

We use observable inputs when available. When observable inputs are not available, we use internally developed, unobservable inputs (Level 3 inputs in the fair value hierarchy of fair value accounting) to estimate cash flow projections used in its analysis to determine whether its long-lived assets are impaired.

Foreign exchange translation

Our functional currency is the United States (“US”) dollar, and reports its financial statements in US dollars. We translate our Canadian dollar balances to US dollars in the following manner:  Assets and liabilities have been translated using the rate of exchange at the balance sheet date.  Our results of operations have been translated using average rates.  Exchange differences arising on translation and realized gains and losses from foreign currency transactions are reflected in our results from operations.

All amounts included in the accompanying financial statements and footnotes are stated in U.S. dollars.

Recent accounting pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued ASC 805-10-65 and revised the authoritative guidance for business combinations which establishes principles and requirements for how the acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 Our adoption of this revised guidance on July 1, 2009 did not have any impact on its results of operations or financial condition as it did not have any business combination activity during the year ended June 30, 2009.

Additionally, the FASB amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under the current guidance concerning business combinations and other U.S. generally accepted accounting principles.  This new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Our adoption of the new guidance on July 1, 2009 did not have a material impact on our financial position, results of operations or cash flows.

On July 1, 2009, we adopted FASB ASC 815- Derivatives and Hedging (EITF 07-5, Determining Whether an Instrument (or embedded Feature) is Indexed to an Entity’s Own Stock.   The standard requires embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants and non-employee stock-options to determine whether they should be considered a derivative liability and subject to re-measurement at their fair value. Warrants with such provisions will no longer be recorded to equity. The transition provisions of ASC 815-40-15 require cumulative effect adjustments as of July 1, 2009 to reflect the amounts that would have been recognized if derivative fair value accounting had been applied from the original issuance date of an equity- equity-linked financial instrument through the implementation date of the revised guidance. Our adoption of the new guidance on July 1, 2009 did not have a material impact on our financial position, results of operations or cash flows.

In May 2008, the FASB issued new authoritative guidance which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued.  ASC 855 guidance sets forth (1) the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date and (3) the disclosures an entity should make about such events or transactions.  Our adoption of the new guidance on July 1, 2009 did not have a material impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification became the single source for all authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and did not have an effect on our financial position, results of operations or cash flows. We do not expect the adoption of the new guidance will have a material impact on our financial position, results of operations or cash flows.

In August 2009, FASB issued ASU No. 2009-5 “Fair Value of Measurements and Disclosure (Topic 820) – Measuring Liabilities at Fair Value”.  The new guidance, which is now part of ASC 820, provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques:  the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of fair value measurements.  The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement.  The new guidance is effective for interim and annual periods beginning after August 27, 2009.  The adoption of this standard is being reviewed by us and is not expected to materially impact our financial statements.

In September 2009, FASB issued ASU No. 2009-09, “Accounting for Investments – Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees.  This update is an amendment to ASC 323-10-S99 and 505-50-S99.  The amendment to ASC 323-10-S99 provides guidance on the accounting by an investor for stock-based compensation based on the investor’s stock granted to employees of an equity method investee.  Investors that are SEC registrants should classify any income or expense resulting from application of this guidance in the same income statement caption as the equity in earnings (or losses) of the investee. The amendment to ASC 505-50-S99 clarifies the accounting by the grantee or grantor in transactions involving equity instruments granted to other than employees if the accounting does not reflect the same commitment date or similar values.  The adoption of this standard did not have a material effect on our financial statements

In January 2010, the FASB issued ASU, on codification, fair value measurement and disclosures (Topic 820-10).  The amendment requires new disclosures related to transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements.  A reporting entity is required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  Additionally, in the reconciliation for fair value measurements in Level 3, a reporting entity must present separately information about purchases, sales, issuances and settlements (on a gross basis rather than a net number).  The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  We do not anticipate the adoption of this amendment will have a material effect on our financial position, results of operations or cash flows.

In April 2010, the FASB issued accounting guidance for the milestone method of revenue recognition. This guidance allows entities to make a policy election to use the milestone method of revenue recognition and provides guidance on defining a milestone and the criteria that should be met for applying the milestone method. The scope of this guidance is limited to transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. This guidance is effective prospectively to milestones achieved in fiscal years, and interim periods within those years, beginning after June 15, 2010. Early application and retrospective application are permitted. We are currently evaluating the impact, if any, that this new guidance will have on the determination or reporting of its financial results.

The FASB issued new guidance relating to revenue recognition for contractual arrangements with multiple revenue-generating activities. The ASC Topic for revenue recognition includes identification of a unit of accounting and how arrangement consideration should be allocated to separate the units of accounting, when applicable. The new guidance, including expanded disclosures, is applied on a prospective basis beginning on or after June 15, 2010.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BIOMASS SECURE POWER INC.
(formerly Virtual Media Holdings Inc.)
(A development stage company)

FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008

20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders,
Biomass Secure Power Inc. (formerly Virtual Media Holdings Inc.)
(A development stage company):

We have audited the accompanying balance sheets of Biomass Secure Power Inc. (formerly Virtual Media Holdings Inc.) (A development stage company), a British Columbia corporation, as of June 30, 2009 and 2008 and the related statements of operations, cash flows, and stockholders' equity (deficit) for the years then ended and from July 1, 2007, the date of entering into the development stage, to June 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biomass Secure Power Inc. (formerly Virtual Media Holdings Inc.) (A development stage company) as of June 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and from July 1, 2007, the date of entering into the development stage, to June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

signed “BDO CANADA LLP”

Chartered Accountants
Langley, Canada

December 9, 2010

BIOMASS SECURE POWER INC.
(formerly Virtual Media Holdings Inc.)
(A development stage company)
BALANCE SHEETS
AS AT JUNE 30

	2009	2008

ASSETS

Current
Cash	$124	$50
Prepaid expenses and deposit (Notes 7)	63,000	-
	$63,124	$50

LIABILITIES

Current
Accounts payable and accrued liabilities	$85,695	$102,251
Due to related parties (Notes 6 and 8)	65,235	8,439
	150,930	110,690

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock (Note 7)
Authorized
Unlimited number of no par value common shares.
Issued
235,099,866 common shares (2008 – 180,884,920)	5,680,217	5,427,746
Contributed surplus	53,221	53,221
Accumulated deficit from prior operations	(5,253,808)	(5,253,808)
Accumulated deficit during development stage	(567,436)	(337,799)
	(87,806)	(110,640)
	$63,124	$50

Commitments (Notes 8 and 11)
Subsequent events (Note 8)

Approved by the Board of Directors:

"Slawomir Kownacki"	"James Carroll"
, Director	, Director

The accompanying notes are an integral part of these financial statements

BIOMASS SECURE POWER INC.
(formerly Virtual Media Holdings Inc.)
(A development stage company)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30

	2009	2008		From July 1, 2007, the date of entering into development stage, to June 30, 2009

Expenses
Management, consulting and directors fees (Notes 7 and 9)	$183,049	$253,289	$	$436,338
Office and general administrative (Note 7)	13,297	20,837		34,134
Professional fees (recovery)	(15,252)	45,000		29,748
Shareholder communication (Note 7)	27,000	--		27,000
Transfer agent and filing fees (Note 7)	9,541	16,393		25,934
Travel (Note 7)	12,002	2,280		14,282

Net loss for the Year	$(229,637)	$(337,799)		$(567,436)

Basic and Diluted Loss Per Share	$(0.001)	$(0.003)

Weighted Average Number of Stock Outstanding	190,695,696	115,085,534

The accompanying notes are an integral part of these financial statements

BIOMASS SECURE POWER INC.
(formerly Virtual Media Holdings Inc.)
(A development stage company)
 STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED JUNE 30

	Share capital		Contributed surplus	Deficit from prior operations	Deficit during develop stage	Total
	Number	Amount
Balance, June 30, 2007	96,502,717	$5,090,086	$53,221	$(5,253,808)	$-	$(110,501)
Capital stock issued for debt on August 29, 2007 at $0.0075 per share	1,487,881	11,159	-	-	-	11,159
Capital stock issued for expenses incurred on behalf of the Company on August 29, 2007 at $0.0075 per share	1,356,444	10,173	-	-	-	10,173
Capital stock returned to treasury on October 23, 2007	(3,000,000)	-	-	-	-	-
Capital stock issued for expenses incurred on behalf of the Company on February 5, 2008 at $0.0031 per share	5,780,463	17,919	-	-	-	17,919
Capital stock issued for debt on February 5, 2008 at $0.0031 per share	20,000,000	62,000	-	-	-	62,000
Capital stock issued for management fees on February 5, 2008 at $0.0031 per share	20,000,000	62,000	-	-	-	62,000
Capital stock issued for directors fees on June 30, 2008 at $0.0045 per share	3,750,000	16,875	-	-	-	16,875
Capital stock issued for management fees on June 30, 2008 at $0.0045 per share	30,000,000	135,000	-	-	-	135,000
Capital stock issued for expenses incurred on behalf of the Company on June 30, 2008 at $0.0045 per share	5,007,415	22,534	-	-	-	22,534
Net loss for the year ended June 30, 2008	-	-	-	-	(337,799)	(337,799)
Balance, June 30, 2008	180,884,920	$5,427,746	$53,221	$(5,253,808)	$(337,799)	$(110,640)
Capital stock issued as deposit on agreement on November 15, 2008 at $0.0042 per share	15,000,000	63,000	-	-	-	63,000
Capital stock issued for expenses incurred on behalf of the Company on October 13, 2008 at $0.0041 per shares	666,667	2,733	-	-	-	2,733
Capital stock issued for expenses incurred on behalf of the Company on November 20, 2008 at $0.0041 per share	800,000	3,280	-	-	-	3,280
Capital stock issued for expenses incurred on May 22, 2009 at $0.009 per share	3,000,000	27,000	-	-	-	27,000
Capital stock issued for expenses incurred on behalf of the Company on June 30, 2009 at $0.0045 per share	6,592,724	29,758	-	-	-	29,758
Capital stock issued for management fees on June 30, 2009 at $0.0045 per share	28,155,555	126,700	-	-	-	126,700
Net loss for the year ended June 30, 2009	-	-	-	-	(229,637)	(229,637)
Balance, June 30, 2009	235,099,866	$5,680,217	$53,221	$(5,253,808)	$(567,436)	$(87,806)

“Expenses” above include office and general administrative, shareholder communication, transfer agent and filing fees and travel expenses.

The accompanying notes are an integral part of these financial statements

BIOMASS SECURE POWER INC.
(formerly Virtual Media Holdings Inc.)
(A development stage company)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30

	2009	2008		From July 1, 2007, the date of entering into development stage, to June 30, 2009

Cash Flows From (Used By) Operating Activities
Net loss for the year	$(229,637)	$(337,799)		$(567,436)
Items not involving cash:
Stock issued for management, director and consulting	126,700	213,875		340,575
Stock issued for expenses	62,771	50,626		113,397

Change in non-cash operating working capital item:
Accounts payable and accrued liabilities	(16,556)	72,377		55,821
	(56,722)	(921)		(57,643)

Cash Flows From (Used By) Financing Activity
Advances from related party	56,796	971		57,767
Increase (decrease) in Cash	74	50		124
Cash, Beginning of Year	50	-		-
Cash, End of Year	$124	$50		$124

Supplemental Cash Flow Information
Common stock issued on deposit	$63,000	$-		$63,000
Common stock issued to settle debt	$-	$73,159		$73,159
Interest Paid	$-	$-	$
Income Taxes Paid	$-	$-	$

The accompanying notes are an integral part of these financial statements

BIOMASS SECURE POWER INC.
(formerly Virtual Media Holdings Inc.)
(A development stage company)
NOTES TO THE FINANCIAL STATEMENTS
AS AT JUNE 30, 2009

1.   NATURE OF BUSINESS AND OPERATIONS

Biomass Secure Power Inc., formerly Virtual Media Holdings Inc., (“Biomass” or the “Company”), became a development stage enterprise July 1, 2007. Prior to July 1, 2007, the company was conducting internet sales of videos, CDs, DVDs and books as Virtual Media Holdings Inc, (formerly VMH VideoMovieHouse.com Inc.). As at June 30, 2007, the company ceased all operations in connection with internet sales, wrote-off all related assets and was seeking a new business.  The Company plans to build, own and operate a cellulose pelletizing plants that utilizes proprietary technology. The Company’s headquarters are located in Abbottsford, British Columbia, Canada.

The Company is presently a delinquent filer with the Securities Exchange Commission and is filing for relief from filing audited financial statements for the years ended June 30, 2007 and 2006. At this time, it is not known if the relief will be granted.

2.   ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company commenced its evaluation and development of a cellulose pelletizing plant in the first quarter of 2008.  Previously, the Company had been actively operating an internet sales company. On June 30, 2007, the Company disposed of all of its assets in connection with the internet sales activities for nil proceeds.  During the year ended June 30, 2009, the Company incurred a net loss of $229,637 (2008 - $337,799).  Since the Company had re-entered the development stage, it has an accumulated deficit of $567,436 at June 30, 2009.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent on its ability to develop a cellulose pelletizing plant and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. The Company expects that it will need approximately $390,000 to fund its operations during the next twelve months.  Management has plans to seek additional capital through a private placement, public offering of its common stock and joint arrangements.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

3.   SIGNIFICANT ACCOUNTING POLICIES

These financial statements include the accounts of the Company. The Company has a wholly owned subsidiary Biomass Secure Power Inc. (USA), which has no operations or activities and therefore not reflected in the financial statements of the Company.

These financial statements have in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

(a) Management’s Estimates and Assumptions

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date, and revenues and expenses for the period then ended.  Actual results could differ significantly from those estimates

BIOMASS SECURE POWER INC.
(formerly Virtual Media Holdings Inc.)
(A development stage company)
NOTES TO THE FINANCIAL STATEMENTS
AS AT JUNE 30, 2009

(b) Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

(c) Equipment

Equipment is stated at cost, net of accumulated depreciation. Depreciation is computed by using the straight-line method at rates based on the estimated useful lives of the various classes of property, plant and equipment. Estimates of useful lives are based upon a variety of factors including durability of the asset, the amount of usage that is expected from the asset, the rate of technological change and the Company’s business plans for the asset. Should the Company change its plans with respect to the use and productivity of the equipment, it may require a change in the useful life of the asset or incur a charge to reflect the difference between the carrying value of the asset and the proceeds expected to be realized upon the asset’s sale or abandonment. Expenditures for maintenance and repairs are expensed as incurred and significant major improvements are capitalized and depreciated over the estimated useful life of the asset.

(d) Intangible assets

The Company accounts for intangible assets in accordance with ASC 350, “Intangibles- Goodwill and Other.” This standard requires that goodwill and other intangible assets with indefinite useful lives not be amortized but instead tested annually for impairment, or immediately if conditions indicate that impairment could exist. Intangible assets with definite useful lives are amortized over their estimated useful lives and reviewed for impairment in accordance with ASC 360, “Accounting for Impairment or Disposal of Long-Lived Assets.” Substantial judgment is necessary in the determination as to whether an event or circumstance has occurred that may trigger an impairment analysis and in the determination of the related cash flows from the asset. Estimating cash flows related to long-lived assets is a difficult and subjective process that applies historical experience and future business expectations to revenues and related operating costs of assets. Should impairment appear to be necessary, subjective judgment must be applied to estimate the fair value of the asset, for which there may be no ready market, which often times results in the use of discounted cash flow analysis and judgmental selection of discount rates to be used in the discounting process. If the Company determines an asset has been impaired based on the projected undiscounted cash flows of the related asset or the business unit, and if the cash flow analysis indicates that the carrying amount of an asset exceeds related undiscounted cash flows, the carrying value is reduced to the estimated fair value of the asset. There were no intangible assets for the years ended June 30, 2009 and 2008.

(e) Impairment of long-lived assets

The Company evaluates its long-lived assets, such as equipment, and specifically identified intangibles, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. When the Company believes an impairment condition may have occurred, it is required to estimate the undiscounted future cash flows associated with a long-lived asset or group of long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities for long-lived assets that are expected to be held and used. If the Company determines that the undiscounted cash flows from an asset to be held and used are less than the carrying amount of the asset, or if the Company has classified an asset as held for sale, it estimates fair value to determine the amount of any impairment charge.

(f) Income taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax liabilities and assets are determined based on temporary differences between the basis of assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary based upon the judgment of management to reduce deferred tax assets to the amount expected to be realized and could be necessary based upon estimates of future profitability and expenditure levels over specific time horizons in particular tax jurisdictions. The Company recognizes the tax benefit from an uncertain tax position when, based on technical merits, it is more likely than not the position will be sustained on examination by the taxing authorities.

BIOMASS SECURE POWER INC.
(formerly Virtual Media Holdings Inc.)
(A development stage company)
NOTES TO THE FINANCIAL STATEMENTS
AS AT JUNE 30, 2009

(g) Stock-based compensation

The Company has a stock-based compensation plan under which stock-based awards have been granted to employees and non-employees. Stock-based compensation is accounted for in accordance with ASC 718, “Compensation – Stock Compensation.” The Company establishes fair values for its equity awards to determine its cost and recognizes the related expense over the appropriate vesting period. The Company recognizes expense for stock options and restricted stock awards. For stock-based awards vesting based on service period, the value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period on a straight-line basis for each separately vesting portion of the award as if the award was, in substance, multiple awards.

(h) Fair value measurements

Accounting standards require that fair value measurements be classified and disclosed in one of the following categories:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 – Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter

On July 1, 2009, the Company adopted a newly issued accounting standard for fair value measurements of all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This accounting standard has not had a material impact on the Company’s financial position, results of operations or liquidity.

The Company uses observable inputs when available. When observable inputs are not available, the Company uses internally developed, unobservable inputs (Level 3 inputs in the fair value hierarchy of fair value accounting) to estimate cash flow projections used in its analysis to determine whether its long-lived assets are impaired.

(i) Earnings (loss) per share of common stock

Basic earnings (loss) per share of common stock is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common stock outstanding for the period.  Diluted earnings per share of common stock reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

At June 30, 2009 and 2008, there were no stock options and warrants which had an anti-dilutive effect on earnings per share.

(j) Foreign exchange translation

BIOMASS SECURE POWER INC.
(formerly Virtual Media Holdings Inc.)
(A development stage company)
NOTES TO THE FINANCIAL STATEMENTS
AS AT JUNE 30, 2009

The Company's functional currency is the United States (“US”) dollar, and reports its financial statements in US dollars. The Company translates its Canadian dollar balances to US dollars in the following manner:  Assets and liabilities have been translated using the rate of exchange at the balance sheet date.  The Company’s results of operations have been translated using average rates.  Exchange differences arising on translation and realized gains and losses from foreign currency transactions are reflected in the Company’s results from operations.

All amounts included in the accompanying financial statements and footnotes are stated in U.S. dollars.

4.   RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued ASC 805-10-65 and revised the authoritative guidance for business combinations which establishes principles and requirements for how the acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company’s adoption of this revised guidance on July 1, 2009 did not have any impact on its results of operations or financial condition as it did not have any business combination activity during the year ended June 30, 2010.

Additionally, the FASB amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under the current guidance concerning business combinations and other U.S. generally accepted accounting principles.  This new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company’s adoption of the new guidance on July 1, 2009 did not have a material impact on its financial position, results of operations or cash flows.

On July 1, 2009, the Company adopted FASB ASC 815- Derivatives and Hedging (EITF 07-5, Determining Whether an Instrument (or embedded Feature) is Indexed to an Entity’s Own Stock.   The standard requires embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants and non-employee stock-options to determine whether they should be considered a derivative liability and subject to re-measurement at their fair value. Warrants with such provisions will no longer be recorded to equity. The transition provisions of ASC 815-40-15 require cumulative effect adjustments as of July 1, 2009 to reflect the amounts that would have been recognized if derivative fair value accounting had been applied from the original issuance date of an equity- equity-linked financial instrument through the implementation date of the revised guidance. The Company’s adoption of the new guidance on July 1, 2009 did not have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued new authoritative guidance which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued.  ASC 855 guidance sets forth (1) the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date and (3) the disclosures an entity should make about such events or transactions.  The Company’s adoption of the new guidance on July 1, 2009 did not have a material impact on its financial position, results of operations or cash flows.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification became the single source for all authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and did not have an effect on our financial position, results of operations or cash flows.  The Company does not expect the adoption of the new guidance will have a material impact on its financial position, results of operations or cash flows.

BIOMASS SECURE POWER INC.
(formerly Virtual Media Holdings Inc.)
(A development stage company)
NOTES TO THE FINANCIAL STATEMENTS
AS AT JUNE 30, 2009

In August 2009, FASB issued ASU No. 2009-5 “Fair Value of Measurements and Disclosure (Topic 820) – Measuring Liabilities at Fair Value”.  The new guidance, which is now part of ASC 820, provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques:  the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of fair value measurements.  The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement.  The new guidance is effective for interim and annual periods beginning after August 27, 2009.  The adoption of this standard is being reviewed by the company and is not expected to materially impact the Company’s financial statements.

In September 2009, FASB issued ASU No. 2009-09, “Accounting for Investments – Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees.  This update is an amendment to ASC 323-10-S99 and 505-50-S99.  The amendment to ASC 323-10-S99 provides guidance on the accounting by an investor for stock-based compensation based on the investor’s stock granted to employees of an equity method investee.  Investors that are SEC registrants should classify any income or expense resulting from application of this guidance in the same income statement caption as the equity in earnings (or losses) of the investee. The amendment to ASC 505-50-S99 clarifies the accounting by the grantee or grantor in transactions involving equity instruments granted to other than employees if the accounting does not reflect the same commitment date or similar values.  The adoption of this standard did not have a material effect on the Company’s financial statements

In January 2010, the FASB issued ASU, on codification, fair value measurement and disclosures (Topic 820-10).  The amendment requires new disclosures related to transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements.  A reporting entity is required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  Additionally, in the reconciliation for fair value measurements in Level 3, a reporting entity must present separately information about purchases, sales, issuances and settlements (on a gross basis rather than a net number).  The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The Company does not anticipate the adoption of this amendment will have a material effect on its financial position, results of operations or cash flows.

In April 2010, the FASB issued accounting guidance for the milestone method of revenue recognition. This guidance allows entities to make a policy election to use the milestone method of revenue recognition and provides guidance on defining a milestone and the criteria that should be met for applying the milestone method. The scope of this guidance is limited to transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. This guidance is effective prospectively to milestones achieved in fiscal years, and interim periods within those years, beginning after June 15, 2010. Early application and retrospective application are permitted. The Company is currently evaluating the impact, if any, that this new guidance will have on the determination or reporting of its financial results.

BIOMASS SECURE POWER INC.
(formerly Virtual Media Holdings Inc.)
(A development stage company)
NOTES TO THE FINANCIAL STATEMENTS
AS AT JUNE 30, 2009

The FASB issued new guidance relating to revenue recognition for contractual arrangements with multiple revenue-generating activities. The ASC Topic for revenue recognition includes identification of a unit of accounting and how arrangement consideration should be allocated to separate the units of accounting, when applicable. The new guidance, including expanded disclosures, is applied on a prospective basis beginning on or after June 15, 2010.

5.   MERGER AGREEMENT WITH 0625920 BC LTD.

On June 30, 2009, the Company entered into an agreement with 0625920 BC Ltd. (“0625920”) whereby the Company will be acquiring certain intellectual property of 0625920 by way of merger of the two Companies.  0625920 is a related party bya common director. Pursuant to the terms of a Merger Agreement one share of the Company will be issued in exchange for each 0625920 share outstanding at the agreement date of the acquisition and merger.  At June 30, 2009, 0625920 had 225,269,250 stock outstanding.  As a result of a cease-trade order issued by the securities commission the common stock has not been issued and therefore, the transaction has not been completed nor reflected in the financial statements. The above agreement has been deferred until the cease-trade order is lifted.

6.   DUE TO RELATED PARTIES

The Company is indebted to directors and officers of the Company for operating expenses paid by those individuals.  The amounts are payable on demand, unsecured and without interest.

7.   CAPITAL STOCK

Share issuances in 2009

On November 15, 2008 the Company issued 15,000,000 common shares at $0.0042 per share for a total of $63,000 as a deposit in connection with the acquisition agreement with 0625920 BC Ltd. (Note 5).  The stock was recorded based upon the quoted market price of the Company’s common stock on the date of director’s approval for the issuance.

On October 13, 2008 the Company issued 666,667 common shares at $0.0041 per share for a total of $2,733 for expenses incurred on behalf of the Company by a director.  The stock was recorded based upon the quoted market price of the Company’s common stock on the date of director’s approval for the issuance.

On November 20, 2008 the Company issued 800,000 common shares at $0.0041 per share for a total of $3,280 for expenses incurred on behalf of the Company by a director.  The stock was recorded based upon the quoted market price of the Company’s common stock on the date of director’s approval for the issuance.

On May 22, 2009 the Company issued 3,000,000 common shares at $0.009 per share for a total of $27,000 for investor relations.  The stock was recorded based upon the quoted market price of the Company’s common stock on the date of director’s approval for the issuance.

On June 30, 2008 the Company issued 6,592,724 common shares at $0.0045 per share for a total of $29,758 for expenses incurred on behalf of the Company by directors.  The stock was recorded based upon the quoted market price of the Company’s common stock on the date of director’s approval for the issuance.

On June 30, 2008 the Company issued 28,155,555 common shares at $0.0045 per share for a total of $126,700 for management fees paid to a director and officer of the Company for services provided in the current period.  The stock was recorded based upon the quoted market price of the Company’s common stock on the date of director’s approval for the issuance.

Share issuances in 2008

On August 29, 2007 the Company issued 2,844,325 common shares at $0.0075 per share for a total of $21,332 for expenses incurred on behalf of the Company by a director.  Of those amounts 1,487,881 common shares for a total of $11,159 was for settlement of debt related to expenses incurred in a prior year and 1,356,444 common shares for a total of $10,173 was for expenses incurred in the current year.  The stock was recorded based upon the quoted market price of the Company’s common stock on the date of director’s approval for the issuance.

On October 23, 2007 management returned 3,000,000 common shares for cancellation.  As the expense related to the issuance of these common shares were properly recorded, there is no accounting impact for the returned shares.

On February 5, 2008 the Company issued 5,780,463 common shares at $0.0031 per share for a total of $17,919 for expenses incurred on behalf of the Company by directors.  The stock was recorded based upon the quoted market price of the Company’s common stock on the date of director’s approval for the issuance.

On February 5, 2008 the Company issued 40,000,000 common shares at $0.0031 per share for a total of $124,000 for management fees paid to a director and officer of the Company.  Of those amounts 20,000,000 shares for a total of $62,000 was for settlement of debt related to management fees of a prior year and 20,000,000 for a total of $62,000 was for management fees incurred in the current year.  The stock was recorded based upon the quoted market price of the Company’s common stock on the date of director’s approval for the issuance.

On June 30, 2008 the Company issued 3,750,000 common shares at $0.0045 per share for a total of $16,875 for directors’ fees.  The stock was recorded based upon the quoted market price of the Company’s common stock on the date of director’s approval for the issuance.

On June 30, 2008 the Company issued 30,000,000 common shares at $0.0045 per share for a total of $135,000 for management fees paid to a director and officer of the Company for services in the current year.  The stock was recorded based upon the quoted market price of the Company’s common stock on the date of director’s approval for the issuance.

On June 30, 2008 the Company issued 5,007,415 common shares at $0.0045 per share for a total of $22,534 for expenses incurred on behalf of the Company by directors.  The stock was recorded based upon the quoted market price of the Company’s common stock on the date of director’s approval for the issuance.

Stock Options

On March 24, 2004, the Company’s Board of Directors approved a nonqualified stock option plan. This plan, subject to authorization of the Company’s Board of Directors, allows the Company to distribute up to 5,000,000 options on common stock to officers, directors, employees and consultants at an exercise price of up to $0.25 per share. On October 8, 2004, the Board of Directors approved an increase in S-8 stock to 15,000,000 options on common stock to officers, directors, employees and consultants at an exercise price of up to $0.03 per share.

During the years ended June 30, 2009 and 2008, there were no common stock options granted. As of June 30, 2009 and 2008, there were no outstanding exercisable or un-exercisable common stock options.

8.   COMMITMENT TO ISSUE STOCK

The Company’s stock is traded on the OTC Bulletin Board in the United States and the Company is subject to the securities laws in the United States and Canada.  In November 2009, the British Columbia Securities Commission issued a cease trade order against the Company thereby preventing the Company from issuing or exchanging stock of the Company until the cease trade order is removed.

BIOMASS SECURE POWER INC.
(formerly Virtual Media Holdings Inc.)
(A development stage company)
NOTES TO THE FINANCIAL STATEMENTS
AS AT JUNE 30, 2009

Subsequent to the date of the cease trade order the Company entered into the following transactions approved by the directors requiring the issuance of stock upon the removal of the cease trade order. These transactions have not been recorded in the financial statements as the transactions have not been completed:

i.	On June 30, 2009 the Company entered into an acquisition and merger agreement with 0625920 BC Ltd (Note 4) for exchange of 225,269,250 common stock of the Company. This has not been recorded in the balance sheet of the company.

ii.

Subsequent to year end, on February 24, 2010 the board of directors, subject to the removal of the cease trade order, approved the issuance of 81,864,686 common stock for settlement of various indebtedness to director and officers.

iii.	Subsequent to year end, on March 12, 2010 the board of directors, subject to the removal of the cease trade order, approved the acceptance of share subscriptions of 1,456,013 common stock at $0.0158 per share for proceeds of $23,005. The related proceeds were received by the Company between March 12, 2010 and June 16, 2010. As the stock has not been issued, the subscription payable has been recorded as a liability in due to related parties for the year ended June 30, 2010.

9.   RELATED PARTY TRANSACTIONS

During the year ended June 30, 2009 the Company was charged management, consulting and directors fees totaling $183,049 (2008 - $253,289) by directors and officers of the Company.

The above-noted transactions were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

10.  INCOME TAXES

No provision for Canadian federal or provincial income taxes has been recorded. The Company is in arrears on filing its statutory income tax returns and is therefore unable to practicably determine the amount of its loss carry forwards at this time.

The Company expects to have net operating loss carry forwards to offset any taxable income that may exist for the years ended June 30, 2009 and 2008. As at June 30, 2009, the Company expects to have significant net operating loss carry forwards for income tax purposes available to offset future taxable income. Future income tax assets as of June 30, 2009 and 2008 consist primarily of the tax effect of net operating loss carry forwards.

The Company has provided a full valuation allowance on the future income tax assets as of June 30, 2009 and 2008 to reduce such future income tax assets to zero, as it is management’s belief that realization of such amounts is not considered more likely than not.

In the ordinary course of business the Company has transacted in foreign jurisdictions and is subject to the tax regime to that foreign jurisdiction. The Company records tax contingencies for specific transactions when it determines that the likelihood of an unfavorable outcome is likely and the loss is reasonably estimable. Management currently believes that the Company is not exposed to tax contingencies that could have a material impact on the liquidity results of operations or financial condition of the Company. As at June 30, 2009, the Company has not recorded an accrual for any tax contingencies.

In June 2006, the FASB issued ASC 740 Income Taxes. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has evaluated its tax positions for the years ended June 30, 2009 and 2008 and determined that it has no uncertain tax positions requiring financial statement recognition.

BIOMASS SECURE POWER INC.
(formerly Virtual Media Holdings Inc.)
(A development stage company)
NOTES TO THE FINANCIAL STATEMENTS
AS AT JUNE 30, 2009

Under ASC 740, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has 50% or less likelihood of being sustained.

The Company accrues interest and penalties on our uncertain tax positions as a component of our provision for income taxes. There was no amount of interest and penalties accrued during 2009 or 2008.

The Company files one income tax return in Canada. Our income tax returns are generally considered closed to examination for years prior to 2004.

11.  COMMITMENTS AND CONTINGENCIES

A statement of claim was issued against the Company for breach of employment contract. The Company has filed a statement of defense disputing the action. The claim is presently being disputed by the Company and the settlement is undeterminable at this time. Any legal costs relating to this claim have been recorded in the financial statements. The likelihood of loss is remote.

A second statement of claim was issued against the Company to remove the trading restriction on the restricted stock. The Company has filed a statement of defense disputing the action. Subsequent to year end, this claim was settled with no financial impact to the Company.

We establish reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be higher or lower than any amounts reserved for the claims. On the basis of information currently available, advice of counsel, available insurance coverage, if applicable, and established reserves, it is the opinion of management that the eventual outcome of the actions against us are remote will not have a material adverse effect on our financial condition, results of operations, or cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of legal matters, if unfavorable, may be material to our financial condition, results of operations, or cash flow.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 9, 2009, our board of directors approved the appointment of BDO Canada LLP as our independent accountants to audit our June 30, 2009 and 2010 financial statements and through the interim period and dismissed Dale Matheson Carr-Hilton Labonte LLP ("DMCL”), as our independent accountants. On October 8, 2009, we received a letter from Dale Matheson Carr-Hilton Labonte LLP ("DMCL") stating that it had not been engaged to perform auditing services for our company for the prior year and that it was no longer the auditor of record for our company.

During the fiscal year ended June 30, 2006, and any subsequent interim periods preceding the change in accountants, there were no disagreements with DMCL, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure. During the course of their audit, DMCL advised our company's new management that it had not been provided with sufficient documentation to support certain issuances of shares.  In addition, during the course of their audit of our fiscal year ended June 30, 2006, DMCL advised our new management that it was unable to rely on management’s representations.  Since that date, we have not provided DMCL with any additional documentation in respect of the unsupported issuances of shares and DMCL has not provided us with an unqualified audit report for our 2006 fiscal year. The decision to change independent accountants was based on the determination by our board of directors that such a step was appropriate given the change in direction of our company and the related growth in our demands, and that such expertise required can be provided by a national accounting firm.

During the years ended June 30, 2006 and 2007, and any subsequent interim periods preceding the change in accountants, BDO Canada LLP was not consulted regarding (1) the application of accounting principles to specified transactions, (2) the type of audit opinion that might be rendered on our financial statements, (3) written or oral advice that would be an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issues, or (4) any matter that was the subject of a disagreement between us and our predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROL AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as that term is defined in Rule 13a-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and our principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our management concluded that as of the end of the period covered by this annual report on Form 10-K, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting.

Our management, including our principal executive officer, principal financial officer and our board of directors, is responsible for establishing and maintaining a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting (“ICFR”) as of June 30, 2009. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2009 and that there were material weaknesses in our internal control over financial reporting as described below:

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2009:

(1) Specifically, we have determined that our internal controls and procedures for timely filing of material events is insufficient due to a lack of knowledge regarding U.S. generally accepted accounting principles and the rules of the Securities and Exchange Commission by responsible people within our company. Moreover, due to our inability to provide sufficient documentation to our former auditor, it was unable to issue an audit report for the financial years ended June 30, 2006 and June 30, 2007. We are significantly in arrears in respect to timely filing of our quarterly and annual reports.

(2)We lack an independent audit committee, audit committee financial expert, and independent directors. Our audit committee is comprised of our board of directors. Our audit committee does not have an audit committee financial expert. A majority of our board of directors and audit committee is not independent, as three of our directors are also officers.  These factors may be counter to corporate governance practices as defined by the various stock exchanges and may lead to less effective or conflicted supervision over management;

(3) We have ineffective controls over period end financial disclosure and reporting processes.

(4) There are infrequent ongoing monitoring and a lack of separate evaluations when an effective monitoring and evaluative system is deemed necessary for corporate integrity.

As of June 30, 2009, management assessed the effectiveness of our ICFR and based on that evaluation, they concluded that, as of June 30, 2009, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our ICFR. During the course of their evaluation, management did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, fairly presents our financial position, results of operations and cash flows for the years covered thereby in all material respects.

Our Chief Financial Officer is not a financial expert. This risk is mitigated by the active involvement of the audit committee and the board of directors in reviewing the financial statements.  However, the lack of full time personnel who have technical experience and knowledge is an internal control weakness and may result in the failure to timely report financial results.

It is unlikely that the above noted internal control weakness can be properly addressed until the Company grows to a significant size to warrant the expense, such as the hiring of additional personnel, associated with implementing additional segregation of duties.  We are committed to improving our financial organization and internal controls.  As part of this commitment, we intend to hire an additional person on a full time basis, when sufficient funds are available to us, with technical experience and knowledge in accounting to better segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size.

We are committed to improving our financial organization. As part of this commitment, we anticipate that, pending the availability of sufficient funds, we will (1) hire a qualified individual who is competent in preparing reliable and timely information for internal and external audit purposes and who is also knowledgeable in US GAAP; (2) appoint one or more outside directors to our board of directors who shall be appointed to our audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; (3) create formal processes and controls over financial disclosure and reporting and monitor its progress and (4) hire independent third parties to perform expert advice over monitoring and evaluating the control environment.  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Our principal executive officer, who is also our principal financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during fiscal year ended June 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

We plan to establish further internal controls and procedures to ensure timely filing of material events. We also plan to further strengthen our knowledge of U.S. generally accepted accounting principles and the rules of the Securities and Exchange Commission through studying of literature and hiring of knowledgeable personnel.

ITEM 9B OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers, Promoters and Control Persons

As at June 30, 2009, our Directors and Executive Officers, their age, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
James Carroll	President, CEO, Chief Financial Officer, and Director	60	January 10, 2007
George Pappas	Vice-President, Secretary and Director	73	December 30, 2008
Andrew H. Burns	Vice-President and Director	55	June 30, 2009
Len Klassen	Director	71	January 10, 2007
Slawomir Kownacki	Director	34	January 10, 2007

Family Relationships

There are no family relationships between any Director or Executive Officer.

Business Experience

The following is a brief account of the education and business experience of Directors and Executive Officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed.

James Carroll - President, Chief Executive Officer, Chief Financial Officer, and Director

Since January, 2007, Mr James Carroll has been Chief Executive Officer, Chief Financial Officer and a Director of our company. Mr. Carroll also served as a director of our company from 2004 to 2005. Mr. Carroll has been self employed since 1993 operating his own mortgage brokerage business. From 1972 to 1992, Mr. Carroll worked in the banking and finance industry.

We believe Mr. Carroll is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his business experience as described above.

George Pappas - Vice-President, Secretary and Director

Since 1993, Mr George Pappas has been the Vice President of All-Trades Fabrication Inc.(“All-Trades”) Through All-Trades, he has been involved in building projects for companies such as Disney, University of Southern California, and Boeing. Mr. Pappas has extensive management experience and has specialized in structural steel buildings up to three storied high and all aspects of fabrication and steel erection.

Mr. Pappas is a licensed steel erector with an active C-51 Structural Steel license.

We believe Mr. Pappas is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his business experience as described above.

Andrew H. Burns – Vice-President and Director

Since 1990, Andrew Burns has been the President of Burns Energy Systems Ltd. (“Burns Energy”). Through Burns Energy, Mr. Burns has been involved with various industrial projects, such as the development of immersion burners with ceramic tubes, small bore high velocity immersion burners, and submerged combustion equipment. Mr. Burns is currently working on a large pelletizing project in Russia with EPS Inc. Mr. Burns is developing the furnace that will be used in the pelletizing process. Mr. Burns has published papers in various periodicals and books, and presented technical papers at various conferences.

Mr. Burns has a Bachelor of Science Degree in Metallurgy from University Leeds in the United Kingdom.

We believe Mr. Burns is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his education and business experience as described above.

Len Klassen - Director

Mr. Klassen has been a successful self employed businessman since returning to Canada in 1986. He has been involved in real estate development and the food brokerage business. Prior to returning to Canada he was Vice President Asia for Bank of America.

We believe Mr. Klassen is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his education and business experience as described above.

Slawomir Kownacki - Director

Mr. Kownacki has twelve years in the software development industry ranging from small stand alone applications and websites to fully developed databases driven by windows and web applications. Mr. Kownacki has developed and implemented a security integration system for a major Las Vegas hotel chain.

We believe Mr. Kownacki is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his education and business experience as described above.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

4.
being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.
being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with section 16(a) of the Exchange Act

Since our company is a “foreign private issuer”, pursuant to Rule 3a12-3 promulgated under the Securities Exchange Act of 1934 our insiders are exempt from the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.  Among other things, Section 16(a) of the Securities Exchange Act of 1934 requires certain “reporting persons” of any issuer with any class of equity securities registered under Section 12 of the Securities Exchange Act of 1934 to file with the United States Securities and Exchange Commission reports of ownership and changes in ownership of securities of the registered class.  Reporting persons consist of directors, executive officers and beneficial owners of more than 10% of the securities of the registered class.

Code of Ethics

We have adopted a corporate code of ethics, which is attached as an exhibit to our annual report on Form 10-KSB filed on September 25, 2003. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Corporate Governance

Term of Office

Each director of our company is to serve for a term of one year ending on the date of subsequent annual meeting of stockholders following the annual meeting at which such director was elected. Notwithstanding the foregoing, each director is to serve until his successor is elected and qualified or until his death, resignation or removal. Our board of directors is to elect our officers and each officer is to serve until his successor is elected and qualified or until his death, resignation or removal.

Committees of the Board

Our board of directors held no formal meetings during the year ended June 30, 2009. All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate law of the Province of British Columbia, as valid and effective as if they had been passed at a meeting of our directors duly called and held.

We currently do not have nominating or compensation committees or committees performing similar functions nor do we have a written nominating or compensation committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our board of directors.

We do not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. We do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request to the address appearing on the first page of this annual report.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer , who is also our Chief Financial Officer, in fulfilling his responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

Audit Committee and Audit Committee Financial Expert

Our audit committee is comprised of our board of directors. Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K. Len Klassen and Slawomir Kownacki qualify as “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended and James Carroll, George Pappas, and Andrew H. Burns are not “independent” as they are also officers of our company. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended June 30, 2009; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended June 30, 2009 and 2008, are set out in the following summary compensation table:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
James Carroll President, CEO, CFO & Director	2009 2008	120,000 120,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	120,000 120,000
George Pappas Vice-President, Secretary and Director	2009 2008	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil
Andrew H. Burns Vice-President and Director	2009 2008	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil

Employment Agreements

We have not entered into any employment agreement or consulting agreement with our directors and executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of June 30, 2009.

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
James Carroll	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
George Pappas	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Andrew H. Burns	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Compensation of Directors

Our board of directors has received no compensation to date and there are no plans to compensate them in the near future, unless and until we begin to realize revenues and become profitable in our business operations.

The table below shows the compensation of our directors for our last completed fiscal year ended June 30, 2009:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Len Klassen	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Slawomir Kownacki	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security ownership of management

In the following table, as of December 13, 2010 we have determined the number and percentage of shares beneficially owned in accordance with Rule 13d-3 of the Exchange Act based on information provided to us by our controlling shareholders, executive officers and directors, and this information does not necessarily indicate beneficial ownership for any other purpose. In determining the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we include any shares as to which the person has sole or shared voting power or investment power, as well as any shares subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days.

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership		(4) Percent of class (1)
common stock	James Carroll 40218 Wellsline Road Abbotsford BC V3G 2K7	78,037,517	Direct	33.2(2)
common stock	George Pappas 6152 Nappa Circle Huntington Beach, CA 92647	4,197,076	Direct	1.8%(3)
common stock	Andrew H. Burns 52 Main Street East Hamilton, ON L8M 1J2	nil		0%(4)
common stock	Len Klassen 1755 Ocean Park Road Surrey, BC V4A 3M1	6,000,000	Direct	2.6%
common stock	Slawomir Kownacki 1210 London Street New Westminster, BC V3M 5Z6	15,330,000	Direct	6.5%
common stock		103,564,593		44.1%(5)

(1)       Percentage of ownership is based on 235,099,866 common shares issued and outstanding as of December 13, 2010. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
(2)     Pursuant to pending Share Exchange Agreements, as described under the heading “Business — Corporate Developments — The Amalgamation”, Mr. Carroll is to be issued 90,000,000 additional common shares. Assuming 225,269,250 common shares are issued under the Share Exchange Agreements, Mr. Carroll will have 36.5% of our issued and outstanding common shares.
(3)     Pursuant to pending Share Exchange Agreements, as described under the heading “Business — Corporate Developments — The Amalgamation”, Mr. Pappas is to be issued 90,000,000 additional common shares. Assuming 225,269,250 common shares are issued under the Share Exchange Agreements, Mr. Pappas will have 20.5% of our issued and outstanding common shares.
(4)     Pursuant to pending Share Exchange Agreements, as described under the heading “Business — Corporate Developments — The Amalgamation”, Mr. Burns is to be issued 30,000,000 additional common shares. Assuming 225,269,250 common shares are issued under the Share Exchange Agreements, Mr. Burns will have 6.5% of our issued and outstanding common shares.
(5)   Assuming 225,269,250 common shares are issued under all the Share Exchange Agreements, our management will hold 68.1% of our issued and outstanding common shares. The pending issuance of the shares under the Share Exchange Agreements has been deferred until the cease trade order is lifted.

Changes in Control

We are unaware of any arrangement, the operation of which may at a subsequent date result in a change in control of our company

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

Under NASDAQ Marketplace Rule 5605(a)(2), a director is not considered to be independent if he is also an executive officer or employee of the company. Len Klassen and Slawomir Kownacki are “independent directors” as that term is defined by NASDAQ Marketplace Rule 5605(a)(2).

Transactions with related persons

There has been no transactions, or currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

(i)	Any of our directors or officers;
(ii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock; and
(iii)	Any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons.

As discussed under the heading “Business — Corporate Developments — The Amalgamation”, we entered into Share Exchange Agreements with the shareholders of 0625920 BC Ltd. Pursuant to the Share Exchange Agreements, Mr. Carroll is to be issued 90,000,000 additional common shares. Assuming 225,269,250 common shares are issued under the Share Exchange Agreements, Mr. Carroll will have 36.5% of our issued and outstanding common shares. These shares have not been issued. Due to a cease trade order issued by the British Columbia Securities Commission, we are now prohibited from issuing those shares.. We anticipate the issuance of these shares shortly after the cease trade order is revoked.

Pursuant to the Share Exchange Agreements, Mr. Pappas is to be issued 90,000,000 additional common shares. Assuming 225,269,250 common shares are issued under the Share Exchange Agreements, Mr. Pappas will have 20.5% of our issued and outstanding common shares. These shares have not been issued. Due to a cease trade order issued by the British Columbia Securities Commission, we are now prohibited from issuing those shares.. We anticipate the issuance of these shares shortly after the cease trade order is revoked.

Pursuant to the Share Exchange Agreements, Mr. Burns is to be issued 30,000,000 additional common shares. Assuming 225,269,250 common shares are issued under the Share Purchase Agreements, Mr. Burns will have 6.5% of our issued and outstanding common shares. These shares have not been issued. Due to a cease trade order issued by the British Columbia Securities Commission, we are now prohibited from issuing those shares.. We anticipate the issuance of these shares shortly after the cease trade order is revoked.

During the year ended June 30, 2009 we were charged by and recorded management, consulting and directors fees totaling $183,049 (2008 - $253,289).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The following table sets forth the fees billed to our company for professional services rendered by BDO Canada LLP (“BDO”), our independent registered public accounting firm, for the years ended June 30, 2009 and 2008:

Fees	2009	2008
Audit Fees	$10,000	5,000
Audit Related Fees	0	0
Tax Fees	0	0
Other Fees	0	0
Total Fees	$10,000	5,000

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

We do not use BDO, for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage BDO to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before an external auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (the functions of which are performed by our entire board of directors); or
  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our entire board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our directors before the respective services were rendered.

Our board of directors have considered the nature and amount of fees billed by BDO and believe that the provision of services for activities unrelated to the audit is compatible with maintaining BDO’s independence.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits required by Item 601 of Regulation S-K:

Exhibit	Document Description
3.1*	Articles of Biomass Secure Power Inc.
3.2(1)	Certificate Of Change Of Name, Notice Of Articles
3.3(1)	Notice Of Alteration, Notice Of Articles
10.1*	A form of the share exchange agreement entered into between our company and the 20 shareholders of 0625920 B.C. Ltd. on June 30, 2009
10.2*	Settlement Agreement with Brian Holden dated August 10, 2010
14.1(2)	Code of Ethics
21.1	Subsidiaries: Biomass Secure Power Inc., a company governed by the laws of California
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
99.1(2)	Audit Committee Charter
99.2(2)	Disclosure Committee Charter

(1)           Attached as an exhibit to our current report on Form 6-K filed on May 15, 2009.
(2)           Attached as an exhibit to our annual report on Form 10-KSB filed on September 25, 2003
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BIOMASS SECURE POWER INC.

By

/s/ James Carroll
James Carroll
President, Chief Executive Officer, Chief Financial Officer, and Director
Principle Executive Officer, Principal Financial Officer and Principal Accounting Officer
December 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By

/s/ James Carroll
James Carroll
President, Chief Executive Officer, Chief Financial Officer, and Director
Principle Executive Officer, Principal Financial Officer and Principal Accounting Officer
December 15, 2010

By

/s/ George Pappas
George Pappas
Vice-President, Secretary and Director
December 15, 2010

By

/s/ Andrew H. Burns
Andrew H. Burns
Vice-President and Director
December 15, 2010

By

/s/ Len Klassen
Len Klassen
Director
December 15, 2010

By

/s/ Slawomir Kownacki
Slawomir Kownacki
Director
December 15, 2010