Form 10-Q/A
period 2009-09-30
Biomass Secure Power Inc
filed 2010-12-15
CIK 1160164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter period ending September 30, 2009

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-70836

BIOMASS SECURE POWER INC.
(Exact name of registrant as specified in its charter)

British Columbia Canada	N/A
Jurisdiction of Incorporation	I.R.S. Employer Identification No.

40218 Wellsline Road Abbotsford BC Canada V3G 2K7
(Address of principal executive offices)(Zip Code)

604 807 4957
Registrant’s telephone number, including area code

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                                                                                                                                       [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). (Not Currently Applicable) [  ] Yes [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[]		Accelerated filer	[]
Non-accelerated filer	[]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                                                                                                       [X] Yes [  ] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                                                                                                                                                        [  ] Yes [  ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 235,099,866 shares of common stock as at December 13, 2010.

EXPLANATORY NOTE

This Amendment No. 1 to quarterly report on Form 10-Q/A amends and restates the quarterly report on Form 10-Q for the interim period ended September 30, 2009 that was filed with the Securities and Exchange Commission on November 25, 2009.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOMASS SECURE POWER INC.
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

(Unaudited)
BIOMASS SECURE POWER INC.
 (A development stage company)
INTERIM BALANCE SHEETS
(Unaudited)

		September 30, 2009	June 30, 2009

ASSETS

Current
Cash		$91	$124
Prepaid expenses and deposit (Note 8)		63,000	63,000
		63,091	63,124
Property and equipment (Note 6)		874	-
		$63,965	$63,124

LIABILITIES

Current
Bank indebtedness	$		$-
Accounts payable and accrued liabilities		87,311	85,695
Due to related parties (Notes 7 and 9)		102,386	65,235
		189,697	150,930

STOCKHOLDERS’ EQUITY

Common stock (Note 8)		5,680,217	5,680,217
Contributed surplus		53,221	53,221
Accumulated deficit from prior operations		(5,253,808)	(5,253,808)
Accumulated deficit during development stage		(605,362)	(567,436)
		(125,732)	(87,806)
		$63,965	$63,124

Commitments (Notes 9 and 11)

Approved by the Board of Directors:

"Slawomir Kownacki"	"James Carroll"
, Director	, Director

BIOMASS SECURE POWER INC.
 (A development stage company)
INTERIM  STATEMENTS OF OPERATIONS
For the Three Months Ended September 30
(Unaudited)

	2009	2008	From July 1, 2007, the date of entering into development stage, to September 30, 2009

Expenses
Amortization	$20	$-	$20
Management, director and consulting fees (Notes 8 and10)	30,000	30,000	466,338
Office and general administrative	2,867	1,555	37,001
Professional fees	-	-	29,748
Shareholder communication	-	-	27,000
Transfer agent and filing fees	3,543	1,309	29,477
Travel	1,496	43	15,778
Net loss for the Period	$(37,926)	$(32,907)	$(605,362)

Basic and Diluted Loss Per Share	$(0.000)	$(0.000)

Weighted Average Number of Shares Outstanding	235,099,866	180,884,920

BIOMASS SECURE POWER INC.
 (A development stage company)
 STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
for the period July 1, 2007 (Date entering development stage) to September 30, 2009
(Unaudited)

	Share capital		Contributed surplus	Deficit from prior operations	Deficit during develop stage	Total
	Number	Amount
Balance, June 30, 2007	96,502,717	$5,090,086	$53,221	$(5,253,808)	$-	$(110,501)
Capital stock issued for debt on August 29, 2007 at $0.0075 per share	1,487,881	11,159	-	-	-	11,159
Capital stock issued for expenses incurred on behalf of the Company on August 29, 2007 at $0.0075 per share	1,356,444	10,173	-	-	-	10,173
Capital stock returned to treasury on October 23, 2007	(3,000,000)	-	-	-	-	-
Capital stock issued for expenses incurred on behalf of the Company on February 5, 2008 at $0.0031 per share	5,780,463	17,919	-	-	-	17,919
Capital stock issued for debt on February 5, 2008 at $0.0031 per share	20,000,000	62,000	-	-	-	62,000
Capital stock issued for management fees on February 5, 2008 at $0.0031 per share	20,000,000	62,000	-	-	-	62,000
Capital stock issued for directors fees on June 30, 2008 at $0.0045 per share	3,750,000	16,875	-	-	-	16,875
Capital stock issued for management fees on June 30, 2008 at $0.0045 per share	30,000,000	135,000	-	-	-	135,000
Capital stock issued for expenses incurred on behalf of the Company on June 30, 2008 at $0.0045 per share	5,007,415	22,534	-	-	-	22,534
Net loss for the year ended June 30, 2008	-	-	-	-	(337,799)	(337,799)
Balance, June 30, 2008	180,884,920	$5,427,746	$53,221	$(5,253,808)	$(337,799)	$(110,640)
Capital stock issued as deposit on agreement on November 15, 2008 at $0.0042 per share	15,000,000	63,000	-	-	-	63,000
Capital stock issued for expenses incurred on behalf of the Company on October 13, 2008 at $0.0041 per shares	666,667	2,733	-	-	-	2,733
Capital stock issued for expenses incurred on behalf of the Company on November 20, 2008 at $0.0041 per share	800,000	3,280	-	-	-	3,280
Capital stock issued for expenses incurred on May 22, 2009 at $0.009 per share	3,000,000	27,000	-	-	-	27,000
Capital stock issued for expenses incurred on behalf of the Company on June 30, 2009 at $0.0045 per share	6,592,724	29,758	-	-	-	29,758
Capital stock issued for management fees on June 30, 2009 at $0.0045 per share	28,155,555	126,700	-	-	-	126,700
Net loss for the year ended June 30, 2009	-	-	-	-	(229,637)	(229,637)
Balance, June 30, 2009	235,099,866	$5,680,217	$53,221	$(5,253,808)	$(567,436)	$(87,806)
Net loss for the period ended September 30, 2009	-	-	-	-	(37,926)	(37,926)
Balance, September 30, 2009	235,099,866	$5,680,217	$53,221	$(5,253,808)	$(605,362)	$(125,732)

BIOMASS SECURE POWER INC.
 (A development stage company)
INTERIM STATEMENTS OF CASH FLOWS
For the Three Months Ended September 30
(Unaudited)

		2009		2008	From July 1, 2007, the date of entering into development stage, to September 30, 2009

Cash Flows From (Used By) Operating Activities
Net loss for the period		$(37,926)		$(32,907)	$(605,362)
Items not involving cash:
Amortization		20		-	20
Shares issued for management, director and consulting		-		-	340,575
Shares issued for services		-		-	113,397
Change in non-cash operating working capital items:
Accounts payable and accrued liabilities		1,616		-	57,437
		(36,290)		(32,907)	(93,933)

Cash Flows From (Used By) Investing Activity
Acquisition of capital assets		(894)		-	(894)

Cash Flows From (Used By) Financing Activity
Loan proceeds from related party		37,151		32,917	94,918
Decrease in Cash		(33)		10	91
Cash, Beginning of Period		124		50	-
Cash, End of Period		$91		$60	$91

Supplemental Cash Flow Information
Shares issued as deposit		$-		$63,000	$63,000
Common stock issued to settle debt	$		$		$73,159
Interest Paid		$-		$-	$-
Income Taxes Paid		$-		$-	$-

BIOMASS SECURE POWER INC.
(A development stage company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
As At September 30, 2009
(Unaudited)

1.   NATURE OF BUSINESS AND OPERATIONS

Biomass Secure Power Inc., formerly Virtual Media Holdings Inc., (“Biomass” or the “Company”), became a development stage enterprise July 1, 2007. Prior to July 1, 2007, the company was conducting internet sales of videos, CDs, DVDs and books as Virtual Media Holdings Inc, (formerly VMH VideoMovieHouse.com Inc.). As at June 30, 2007, the company ceased all operations in connection with internet sales, wrote-off all related assets and was seeking a new business.  The Company plans to build, own and operates cellulose pelletizing plants that utilizes proprietary technology. The Company’s headquarters are located in Abbottsford, British Columbia.

The Company is presently a delinquent filer with the Securities Exchange Commission and is filing for relief from filing audited financial statements for the years ended June 30, 2007 and 2006. At this time, it is not known if the relief will be granted.

2.   ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company only commenced its development of a cellulose pelletizing activities in the first quarter of 2008.  Previously, the Company had been actively operating an internet sales company. On June 30, 2007, the Company disposed of all of its assets in connection with the internet sales activities.  During the three months ended September 30, 2009, the Company incurred a net loss of $37,926 (2008 - $32,907).  Since the Company had re-entered the development stage, it has an accumulated deficit of $605,362 at September 30, 2009.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

 The Company's ability to continue as a going concern is dependent on its ability to develop its cellulose pelletizing plant and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. The Company expects that it will need approximately $390,000 to fund its operations during the next twelve months.  Management has plans to seek additional capital through a private placement, public offering of its common stock and joint arrangements.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

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

BIOMASS SECURE POWER INC.
(A development stage company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
As At September 30, 2009
(Unaudited)

Computer equipment is amortized over three years on the straight-line basis.

(d) Intangible assets

The Company accounts for intangible assets in accordance with ASC 350, “Intangibles- Goodwill and Other.” This standard requires that goodwill and other intangible assets with indefinite useful lives not be amortized but instead tested annually for impairment, or immediately if conditions indicate that impairment could exist. Intangible assets with definite useful lives are amortized over their estimated useful lives and reviewed for impairment in accordance with ASC 360, “Accounting for Impairment or Disposal of Long-Lived Assets.” Substantial judgment is necessary in the determination as to whether an event or circumstance has occurred that may trigger an impairment analysis and in the determination of the related cash flows from the asset. Estimating cash flows related to long-lived assets is a difficult and subjective process that applies historical experience and future business expectations to revenues and related operating costs of assets. Should impairment appear to be necessary, subjective judgment must be applied to estimate the fair value of the asset, for which there may be no ready market, which often times results in the use of discounted cash flow analysis and judgmental selection of discount rates to be used in the discounting process. If the Company determines an asset has been impaired based on the projected undiscounted cash flows of the related asset or the business unit, and if the cash flow analysis indicates that the carrying amount of an asset exceeds related undiscounted cash flows, the carrying value is reduced to the estimated fair value of the asset. There were no intangible assets for the periods ended September 30, 2009 and 2008.

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

BIOMASS SECURE POWER INC.
(A development stage company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
As At September 30, 2009
(Unaudited)

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

(i) Earnings (loss) per share of common stock

Basic earnings (loss) per share of common stock is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share of common stock reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

At September 30 and June 30, 2009, there were no potential common shares, related to stock options and warrants were excluded from the computation of diluted earnings per share since their effect was anti-dilutive.

(j) Foreign exchange translation

The Company's functional currency is the United States (“US”) dollar, and reports its financial statements in US dollars. The Company translates its Canadian dollar balances to US dollars in the following manner:  Assets and liabilities have been translated using the rate of exchange at the balance sheet date.  The Company’s results of operations have been translated using average rates.  Exchange differences arising on translation are disclosed as a separate component of shareholders’ equity. Realized gains and losses from foreign currency transactions are reflected in the Company’s results from operations.

BIOMASS SECURE POWER INC.
(A development stage company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
As At September 30, 2009
(Unaudited)

All amounts included in the accompanying financial statements and footnotes are stated in U.S. dollars.

4.   RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued ASC 805-10-65 and revised the authoritative guidance for business combinations which establishes principles and requirements for how the acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company’s adoption of this revised guidance on July 1, 2009 did not have any impact on its results of operations or financial condition as it did not have any business combination activity during the period ended September 30, 2009.

Additionally, the FASB amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under the current guidance concerning business combinations and other U.S. generally accepted accounting principles.  This new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company’s adoption of the new guidance on July 1, 2009 did not have a significant impact on its financial position, results of operations or cash flows.

On January 1, 2009, the Company adopted FASB ASC 815- Derivatives and Hedging (EITF 07-5, Determining Whether an Instrument (or embedded Feature) is Indexed to an Entity’s Own Stock. As part of the adoption of FASB ASC 815, the Company determined that its option instruments have an exercise price that is not in the Company’s functional currency and are therefore the option instruments are not considered indexed to the Company’s stock.  Thus, the Company is now required to separately account for the option as a derivative instrument liability, carried at fair value and marked-to-market each period, with the changes in the fair value each period charged or credited to the statement of operations.

The transition provisions of ASC 815-40-15 require cumulative effect adjustments as of July 1, 2009 to reflect the amounts that would have been recognized if derivative fair value accounting had been applied from the original issuance date of an equity- equity-linked financial instrument through the implementation date of the revised guidance. The Company’s adoption of the new guidance on July 1, 2009 did not have a significant impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued new authoritative guidance which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued.  ASC 855 guidance sets forth (1) the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date and (3) the disclosures an entity should make about such events or transactions.  The Company’s adoption of the new guidance on July 1, 2009 did not have a significant impact on its financial position, results of operations or cash flows.

BIOMASS SECURE POWER INC.
(A development stage company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
As At September 30, 2009
(Unaudited)

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification became the single source for all authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and did not have an effect on our financial position, results of operations or cash flows.  The Company does not expect the adoption of the new guidance will have a significant impact on its financial position, results of operations or cash flows.

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

In September 2009, FASB issued ASU No. 2009-09, “Accounting for Investments – Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees.  This update is an amendment to ASC 323-10-S99 and 505-50-S99.  The amendment to ASC 323-10-S99 provides guidance on the accounting by an investor for stock-based compensation based on the investor’s stock granted to employees of an equity method investee.  Investors that are SEC registrants should classify any income or expense resulting from application of this guidance in the same income statement caption as the equity in earnings (or losses) of the investee. The amendment to ASC 505-50-S99 clarifies the accounting by the grantee or grantor in transactions involving equity instruments granted to other than employees if the accounting does not reflect the same commitment date or similar values.  The adoption of this standard did not have a material effect on the Company’s financial statements.

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

BIOMASS SECURE POWER INC.
(A development stage company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
As At September 30, 2009
(Unaudited)

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

5.   MERGER AGREEMENT WITH 0625920 BC LTD.

On June 30, 2009, the Company entered into an agreement with 0625920 BC Ltd. (“0625920”) whereby the Company is acquiring certain intellectual property of 0625920 by way of merger of the two Companies.  0625920 is a related party by a common director. Pursuant to the terms of a Merger Agreement one share of the Company will be issued in exchange for each 0625920 share outstanding at the agreement date of the acquisition and merger.  At June 30, 2009, 0625920 had 225,269,250 shares outstanding.  As a result of a cease-trade order issued by the securities commission the shares have not been issued and therefore, the transaction has not been reflected in the financial statements.

6.   PROPERTY AND EQUIPMENT

	September 30, 2009		June 30, 2009
	Cost	Accumulated Amortization	Cost		Accumulated Amortization
Computers	$894	$20	$-		$-
Net Book Value		$874		$	$ -

7.   DUE TO RELATED PARTIES

The Company is indebted to directors and officers of the Company for operating expenses paid by those individuals.  The amounts are payable on demand, unsecured and without interest.

8.   CAPITAL STOCK

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

BIOMASS SECURE POWER INC.
(A development stage company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
As At September 30, 2009
(Unaudited)

On May 22, 2009 the Company issued 3,000,000 common shares at $0.009 per share for a total of $27,000 for investor relations.  The stock was recorded based upon the quoted market price of the Company’s common stock on the date of director’s approval for the issuance.

On June 30, 2009 the Company issued 6,592,724 common shares at $0.0045 per share for a total of $29,758 for expenses incurred on behalf of the Company by directors.  The stock was recorded based upon the quoted market price of the Company’s common stock on the date of director’s approval for the issuance.

On June 30, 2009 the Company issued 28,155,555 common shares at $0.0045 per share for a total of $126,700 for management fees paid to a director and officer of the Company for services provided in the current period.  The stock was recorded based upon the quoted market price of the Company’s common stock on the date of director’s approval for the issuance.

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

On October 23, 2007 management returned 3,000,000 common shares for cancellation.  As the expense related to the issuance of these common shares was properly recorded, there is no accounting impact for the returned shares.

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

BIOMASS SECURE POWER INC.
(A development stage company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
As At September 30, 2009
(Unaudited)

During the periods ended September 30, 2009 and 2008, there were no common stock options granted. As of September 30, 2009 and 2008, there were no outstanding exercisable or un-exercisable common stock options.

9.   COMMITMENT TO ISSUE STOCK

The Company’s shares are traded on the OTC Bulletin Board in the United States and the Company is subject to the securities laws of both the United States and British Columbia, Canada.  On November 19, 2009 the British Columbia Securities Commission issued a cease trade order against the Company thereby preventing the Company from issuing or exchanging shares of the Company until the cease trade order is removed.

Subsequent to the date of the cease trade order the Company entered into the following transactions approved by the directors requiring the issuance of shares upon the removal of the cease trade order:

i.      On June 30, 2009 the Company entered into an acquisition and merger agreement with 0625920 BC Ltd (Note 5) for exchange of 225,269,250 common shares of the Company. This has not been recorded in the balance sheet of the company.

ii.     Subsequent to year end, on February 24, 2010 the board of directors, subject to the removal of the cease trade order, approved the issuance of 81,864,686 common shares for settlement of indebtedness to a director and officer.  Subsequent to year end, on March 12, 2010 the board of directors, subject to the removal of the cease trade order, approved the acceptance of share subscriptions of 1,456,013 common shares at $0.0158 per share for proceeds of $23,005.  The subscription agreements and the related proceeds were received by the Company between March 12, 2010 and June 16, 2010. As the shares have not been issued, the subscription payable will be recorded in accounts payable and accrued liabilities.

10.  RELATED PARTY TRANSACTIONS

During the period ended September 30, 2009, the Company was charged management fees totaling $30,000 (2008 - $30,000) by directors and officers of the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements

This interim report on Form 10-Q contains forward-looking statements.  Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for future operations.  In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology.  Examples of forward-looking statements made in this annual report on Form 10-Q include statements about:

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
  Our limited experience manufacturing pellets,
  Our dependence on a limited number of customers, and
  The risks in the section of this interim report entitled “Risk Factors”,

any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

0625920 BC Ltd. was a related party due to a common director and shareholder. A form of the Share Exchange Agreement is attached to our annual report on Form 10-K/A for the fiscal year ended June 30, 2009. On November 19, 2009, the British Columbia Securities Commission issued a cease trade order against our company, which prohibits us from issuing the Consideration Shares. As of December 13, 2010, we have not issued the Consideration Shares. As such, for accounting purposes the merger transaction has not been completed nor reflected in the financial statements as we have not delivered any consideration for the shares of 0625920 BC Ltd. We anticipate that we will issue the Consideration Shares upon the revocation of the cease trade order.

Results of Operations

Revenue

During the three month period ended September 30, 2009 and September 30, 2008, we did not generate any revenues. Since 2007, we discontinued our internet media sales operations and commenced focusing on our current business plan.

Expenses for the three month period ended September 30, 2009

Our expenses for the three month period ended September 30, 2009 were $37,926 compared to $32,907 for the three month period ended September 30, 2008 or an increase of $5,019. This increase was primarily attributable to an increase in our transfer agent and filing fees of $3,543 for the three month period ended September 30, 2009 compared to $1,309 for the three month period ended September 30, 2008. The increase in our transfer agent and filing fees was primarily attributable to increased fees associated with the filing of our annual financial statements and management discussion and analysis in Canada. Our travel expenses increased from $43 for the three month period ended September 30, 2008 to $1,496 for the three month period ended September 30, 2009. This change in travel expenses was primarily attributable to no mangers travelling to conferences and meetings with potential buyers of our future products during the three month period ended September 30, 2008.

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

Even without beginning construction of our torrefied wood pellet plant, which we do not anticipate will occur within the next 12 months, we anticipate that we will require additional funds of $390,000. As of September 30, 2009, we have a working capital deficit of $126,606. We have a shortfall of $516,606 between our working capital deficit and anticipated cash requirements for the next 12 months. If we begin construction of our torrefied wood pellet plant, this shortfall will greatly increase. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will not be able to commence our business plan.

Liquidity and Capital Resources

We have suffered recurring losses since inception. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new or existing shareholders, and our ability to achieve and maintain profitable operations.

Working Capital

	As at	As at
	September 30, 2009	June 30, 2009

Current Assets	$63,091	$63,124
Current Liabilities	189,697	150,930
Working Capital (deficit)	$(126,606)	$(87,806)

Our working capital deficit increased by $38,800 as a result of us incurring debt to pay for our expenses instead of issuing equity. We have incurred recurring losses from inception. Our ability to meet our financial obligations and commitments is primarily dependent upon continued financial support of our shareholders, directors and the continued issuance of equity to new and existing shareholders.

Cash Flow

	Three Months Ended	Three Months Ended
	September 30, 2009	September 30, 2008
Cash flow from (used by) operating activities	$(36,290)	$(32,907)
Cash flow from (used by) investing activities	(894)	nil
Cash flow from (used by) financing activities	37,151	32,917
Net increase (decrease) in cash	$(33)	$10

Operating Activities

Our cash used by operating activities increased by $3,383 primarily due to an increase in our net loss that was offset by our management fees being paid through the issuance of shares.

Investing Activities

Our cash used by investing activities in the three month period ended September, 2009 was for the acquisition of property and equipment.

Cash Provided by Financing Activities

Our cash provided by financing activities increased by $4,234 due largely to a loan from a related party used to pay our expenses.

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations that provide financing, liquidity, market risk or credit risk support to us

Going Concern

We have historically incurred losses and have incurred a net loss of $37,926 during the three month period ended September 30, 2009 and approximately $605,362 from July 1, 2007, the date of entering into our development stage, to September 30, 2009. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through equity financing, bank financing and/or advances from related parties or stockholder loans. We are currently prohibited from raising funds through the sale of any securities due to a cease trade order issued by the British Columbia Securities Commission.

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

These conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our chief executive officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Interim Report, being March 31, 2010.  Our chief executive officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2009.

Based on that evaluation, our chief executive officer concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the material weaknesses as disclosed in our annual report on Form 10-K/A for the fiscal year ended June 30, 2009.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies at some time in the future. This will depend on our financial position and the management’s determination of which changes should be made and when. We intend to consider the results of our remediation efforts and related testing as part of our year-end assessment of the effectiveness of our internal control over financial reporting.

We continue to have material weaknesses in our internal control over financial reporting as disclosed in our annual report on Form 10-K/A for the fiscal year ended June 30, 2009. We have not implemented remediation measures for the material weaknesses described in our annual report due to lack of funds.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II --OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

As at December 13, 2010, we are non-compliant with FINRA Rule 6530 and, as a result, our company has been delisted from the OTC Bulletin Board.

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

We incurred a net loss of $605,362 from the start of our development stage on July, 2007 to September 30, 2009. We anticipate that we will continue to incur operating expenses without revenues for the foreseeable future. Because we have incurred losses from operations since inception, have not attained profitable operations and are dependent upon obtaining adequate financing to commence our business operations, in their report on our financial statements for the fiscal year ended June 30, 2009, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

As of September 30, 2009, we had no substantial cash or cash equivalents and a working capital deficit of $126,606. We estimate our average monthly operating expenses over the next 12 months to be approximately $32,500 per month, excluding any expenses incurred in the building of any plants. In addition, our budget could increase during the year in response to matters that cannot be currently anticipated and we might find that we need to raise more capital in order to properly address these items. As we cannot assure a lender that we will be able to successfully build our plants, we will probably be unable to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. We are currently subject to a cease trade order imposed by the British Columbia Securities Commission and cannot raise any funds until it has been revoked.

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

ITEM 2 UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not have any unregistered sale of equity securities during the period covered by this interim report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit	Document Description
3.1(1)	Articles of Biomass Secure Power Inc.
3.2(2)	Certificate Of Change Of Name, Notice Of Articles
3.3(2)	Notice Of Alteration, Notice Of Articles
10.1(1)	A form of the share exchange agreement entered into between our company and the 20 shareholders of 0625920 B.C. Ltd. on June 30, 2009
10.2(1)	Settlement Agreement with Brian Holden dated August 10, 2010
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
99.1(3)	Audit Committee Charter
99.2(3)	Disclosure Committee Charter

(1)           Attached as an exhibit to our annual report on Form 10-K/A for the fiscal year ended June 30, 2009 filed on              December 15, 2010
(2)           Attached as an exhibit to our current report on Form 6-K filed on May 15, 2009
(3)           Attached as an exhibit to our annual report on Form 10-KSB filed on September 25, 2003
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BIOMASS SECURE POWER INC.

By

/s/ James Carroll
James Carroll
President, CEO, Chief Financial Officer, and Director
Principle Executive Officer, Principal Financial Officer and Principal Accounting Officer
December 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By

/s/ James Carroll
James Carroll
President, CEO, Chief Financial Officer, and Director
Principle Executive Officer, Principal Financial Officer and Principal Accounting Officer
December 15, 2010