Form 10-Q
period 2009-12-31
Biomass Secure Power Inc
filed 2010-12-15
CIK 1160164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter period ending December 31, 2009

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOMASS SECURE POWER INC.
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

(Unaudited)

BIOMASS SECURE POWER INC.
 (A development stage company)
INTERIM BALANCE SHEETS
(Unaudited)

	December 31, 2009	June 30, 2009

ASSETS

Current
Cash	$58	$124
Prepaid expenses and deposit (Note 8)	63,000	63,000
	63,058	63,124
Property and equipment (Note 6)	794	-
	$63,852	$63,124

LIABILITIES

Current
Accounts payable and accrued liabilities	$87,311	$85,695
Due to related parties (Notes 7 and 9)	135,681	65,235
	222,992	150,930

STOCKHOLDERS’ EQUITY

Common stock (Note 8)	5,680,217	5,680,217
Contributed surplus	53,221	53,221
Accumulated deficit from prior operations	(5,253,808)	(5,253,808)
Accumulated deficit during development stage	(638,770)	(567,436)
	(159,140)	(87,806)
	$63,852	$63,124

Commitments (Notes 9 and 11)

Approved by the Board of Directors:

"Slawomir Kownacki"	"James Carroll"
, Director	, Director

BIOMASS SECURE POWER INC.
 (A development stage company)
INTERIM  STATEMENTS OF OPERATIONS
For the Three and Six Months Ended December 31
(Unaudited)

	Three Months Ended	Six Months Ended			From July 1, 2007, the date of entering into the development stage, to December 31, 2009
	December 31,	December 31,
	2009	2008	2009	2008

Expenses
Amortization	$80	-	$100	-	$100
Management, director and consulting fees (Notes 8 and 10)	30,000	80,400	60,000	110,400	496,338
Office and general administrative	835	5,344	3,702	6,899	37,836
Professional fees	-	-	-	-	29,748
Shareholder communication	-	-	-	-	27,000
Transfer agent and filing	2,475	-	6,018	1,309	31,952
Travel	18	5,030	1,514	5,073	15,796
Net loss for the period	$(33,408)	$(90,744)	$(71,334)	$(123,681)	$(638,770)

Basic and diluted loss per share	$(0.000)	$(0.000)	$(0.000)	$(0.001)

Weighted average shares outstanding	235,099,866	189,313,906	235,099,866	185,099,413

The accompanying notes are an integral part of these financial statements

BIOMASS SECURE POWER INC.
 (A development stage company)
 STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
For the period from July 1, 2007 (date entering the development stage) to December 31, 2009
(Unaudited)

	Share capital		Contributed surplus	Deficit from prior operations	Deficit during develop stage	Total
	Number	Amount
Balance, June 30, 2007	96,502,717	$5,090,086	$53,221	$(5,253,808)	$-	$(110,501)
Capital stock issued for debt on August 29, 2007 at $0.0075 per share	1,487,881	11,159	-	-	-	11,159
Capital stock issued for expenses incurred on behalf of the Company on August 29, 2007 at $0.0075 per share	1,356,444	10,173	-	-	-	10,173
Capital stock returned to treasury on October 23, 2007	(3,000,000)	-	-	-	-	-
Capital stock issued for expenses incurred on behalf of the Company on February 5, 2008 at $0.0031 per share	5,780,463	17,919	-	-	-	17,919
Capital stock issued for debt on February 5, 2008 at $0.0031 per share	20,000,000	62,000	-	-	-	62,000
Capital stock issued for management fees on February 5, 2008 at $0.0031 per share	20,000,000	62,000	-	-	-	62,000
Capital stock issued for directors fees on June 30, 2008 at $0.0045 per share	3,750,000	16,875	-	-	-	16,875
Capital stock issued for management fees on June 30, 2008 at $0.0045 per share	30,000,000	135,000	-	-	-	135,000
Capital stock issued for expenses incurred on behalf of the Company on June 30, 2008 at $0.0045 per share	5,007,415	22,534	-	-	-	22,534
Net loss for the year ended June 30, 2008	-	-	-	-	(337,799)	(337,799)
Balance, June 30, 2008	180,884,920	$5,427,746	$53,221	$(5,253,808)	$(337,799)	$(110,640)
Capital stock issued as deposit on agreement on November 15, 2008 at $0.0042 per share	15,000,000	63,000	-	-	-	63,000
Capital stock issued for expenses incurred on behalf of the Company on October 13, 2008 at $0.0041 per shares	666,667	2,733	-	-	-	2,733
Capital stock issued for expenses incurred on behalf of the Company on November 20, 2008 at $0.0041 per share	800,000	3,280	-	-	-	3,280
Capital stock issued for expenses incurred on May 22, 2009 at $0.009 per share	3,000,000	27,000	-	-	-	27,000
Capital stock issued for expenses incurred on behalf of the Company on June 30, 2009 at $0.0045 per share	6,592,724	29,758	-	-	-	29,758
Capital stock issued for management fees on June 30, 2009 at $0.0045 per share	28,155,555	126,700	-	-	-	126,700
Net loss for the year ended June 30, 2009	-	-	-	-	(229,637)	(229,637)
Balance, June 30, 2009	235,099,866	$5,680,217	$53,221	$(5,253,808)	$(567,436)	$(87,806)
Net loss for the period ended December 31, 2009	-	-	-	-	(71,334)	(71,334)
Balance, December 31, 2009	235,099,866	$5,680,217	$53,221	$(5,253,808)	$(638,770)	$(159,140)

The accompanying notes are an integral part of these financial statements

BIOMASS SECURE POWER INC.
 (A development stage company)
INTERIM STATEMENTS OF CASH FLOWS
For the Six Months Ended December 31
(Unaudited)

		2009	2008	From July 1, 2007, the date of entering into development stage, to December 31, 2009

Cash Flows From (Used By) Operating Activities
Net loss for the period		$(71,334)	$(123,681)	$(638,770)
Items not involving cash:
Amortization		100	-	100
Shares issued for management fees		-	50,400	340,575
Shares issued for services		-	4,400	113,397
Change in non-cash operating working capital items:
Accounts payable and accrued liabilities		1,616	-	57,437
		(69,618)	(68,881)	(127,261)

Cash Flows From (Used By) Investing Activity
Acquisition of capital assets		(894)	-	(894)

Cash Flows From (Used By) Financing Activity
Loan proceeds from related party		70,446	69,101	128,213
(Decrease) Increase in Cash		(66)	220	58
Cash, Beginning of Period		124	50	-
Cash, End of Period		$58	$270	$58

Supplemental Cash Flow Information
Shares issued as deposit		$-	$63,000	$63,000
Common stock issued to settle debt	$		$73,159	$73,159
Interest Paid		$-	$-	$-
Income Taxes Paid		$-	$-	$-

The accompanying notes are an integral part of these financial statements

BIOMASS SECURE POWER INC.
(A development stage company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
As At December 31, 2009
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

2.   ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company only commenced its development of a cellulose pelletizing activities in the first quarter of 2008.  Previously, the Company had been actively operating an internet sales company. On June 30, 2007, the Company disposed of all of its assets in connection with the internet sales activities.  During the six months ended December 31, 2009, the Company incurred a net loss of $71,334 (2008 - $123,681).  Since the Company had re-entered the development stage, it has an accumulated deficit of $638,770 at December 31, 2009.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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
As At December 31, 2009
(Unaudited)

Computer equipment is amortized over three years on the straight-line basis.

(d) Intangible assets

The Company accounts for intangible assets in accordance with ASC 350, “Intangibles- Goodwill and Other.” This standard requires that goodwill and other intangible assets with indefinite useful lives not be amortized but instead tested annually for impairment, or immediately if conditions indicate that impairment could exist. Intangible assets with definite useful lives are amortized over their estimated useful lives and reviewed for impairment in accordance with ASC 360, “Accounting for Impairment or Disposal of Long-Lived Assets.” Substantial judgment is necessary in the determination as to whether an event or circumstance has occurred that may trigger an impairment analysis and in the determination of the related cash flows from the asset. Estimating cash flows related to long-lived assets is a difficult and subjective process that applies historical experience and future business expectations to revenues and related operating costs of assets. Should impairment appear to be necessary, subjective judgment must be applied to estimate the fair value of the asset, for which there may be no ready market, which often times results in the use of discounted cash flow analysis and judgmental selection of discount rates to be used in the discounting process. If the Company determines an asset has been impaired based on the projected undiscounted cash flows of the related asset or the business unit, and if the cash flow analysis indicates that the carrying amount of an asset exceeds related undiscounted cash flows, the carrying value is reduced to the estimated fair value of the asset. There were no intangible assets for the periods ended December 31, 2009 and June 30, 2009.

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
As At December 31, 2009
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

At December 31 and June 30, 2009 , there were no potential common shares, related to stock options and warrants were excluded from the computation of diluted earnings per share since their effect was anti-dilutive.

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
As At December 31, 2009
(Unaudited)

All amounts included in the accompanying financial statements and footnotes are stated in U.S. dollars.

4.   RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued ASC 805-10-65 and revised the authoritative guidance for business combinations which establishes principles and requirements for how the acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company’s adoption of this revised guidance on July 1, 2009 did not have any impact on its results of operations or financial condition as it did not have any business combination activity during the period ended December 31, 2010.

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
As At December 31, 2009
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
As At December 31, 2009
(Unaudited)

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

6.   PROPERTY AND EQUIPMENT

	December 31, 2010		June 30, 2009
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Computers	$894	$100	-	$-
Net Book Value		$794		$-

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
As At December 31, 2009
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

BIOMASS SECURE POWER INC.
(A development stage company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
As At December 31, 2009
(Unaudited)

During the periods ended December 31, 2009 and 2008, there were no common stock options granted. As of December 31, 2009 there were no outstanding exercisable or un-exercisable common stock options.

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

10.  RELATED PARTY TRANSACTIONS

During the period ended December 31, 2009, the Company was charged management fees totaling $60,000 (2008 - $110,400) by directors and officers of the Company.

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

Results of Operations

Revenue

During the six month period ended December 31, 2009 and December 31, 2008, we did not generate any revenues. Since 2007, we discontinued our internet media sales operations and commenced focusing on our current business plan.

Expenses for the six month period ended December 31, 2009

Our expenses for the six month period ended December 31, 2009 were $71,334 compared to $123,681 for the six month period ended December 31, 2008 or a decrease of $52,347. This decrease was primarily attributable to a decrease in our management fees of $60,000 for the six month period ended December 31, 2009 compared to $110,400 for the six month period ended December 31, 2008. The decrease in our management fees was a result of internal controls put into place and some management agreeing to reduced compensation. Our office and general administrative fees decreased from $6,899 for the six month period ended December 31, 2008 to $3,702 for the six month period ended December 31, 2009. The change in office and general administrative expenses was primarily attributable to our efforts to reduce our general and administrative expenses while we focus on developing our current business plan. Our travel expenses decreased from $5,030 for the six month period ended December 31, 2008 to $1,514 for the six month period ended December 31, 2009. This change in travel expenses was primarily attributable to a decrease in mangers travelling to conferences and meetings with potential buyers of our future products during the six month period ended December 31, 2009.

Expenses for the three month period ended December 31, 2009

Our expenses for the three month period ended December 31, 2009 were $33,408 compared to $90,744 for the three month period ended December 31, 2008 or a decrease of $57,336. This decrease was primarily attributable to a decrease in our management fees of $30,000 for the three month period ended December 31, 2009 compared to $80,400 for the three month period ended December 31, 2008. The decrease in our management fees was primarily attributable to internal controls put into place and some management agreeing to reduced compensation. Our office and general administrative fees decreased from $5,344 for the three month period ended December 31, 2008 to $835 for the three month period ended December 31, 2009. The change in office and general administrative expenses was primarily attributable to our efforts to reduce our general and administrative expenses while we focus on developing our current business plan. Our travel expenses decreased from $5,030 for the three month period ended December 31, 2008 to $18 for the three month period ended December 31, 2009. This change in travel expenses was primarily attributable to no mangers travelling to conferences and meetings with potential buyers of our future products during the three month period ended December 31, 2009.

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

Even without beginning construction of our torrefied wood pellet plant, which we do not anticipate will occur within the next 12 months, we anticipate that we will require additional funds of $390,000. As of December 31, 2009, we have a working capital deficit of $159,934. We have a shortfall of approximately $550, 000 between our working capital deficit and anticipated cash requirements for the next 12 months. If we begin construction of our torrefied wood pellet plant, this shortfall will greatly increase. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will not be able to commence our business plan.

Liquidity and Capital Resources

We have suffered recurring losses since inception. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new or existing shareholders, and our ability to achieve and maintain profitable operations.

Working Capital

	As at	As at
	December 31, 2009	June 30, 2009

Current Assets	$63,058	$63,124
Current Liabilities	222,992	150,930
Working Capital (deficit)	$(159,934)	$(87,806)

Our working capital deficit increased by $72,128 as a result of us incurring debt to pay for our expenses instead of issuing equity. We have incurred recurring losses from inception. Our ability to meet our financial obligations and commitments is primarily dependent upon continued financial support of our shareholders, directors and the continued issuance of equity to new and existing shareholders.

Cash Flow

	Six Months Ended	Six Months Ended
	December 31, 2009	December 31, 2008
Cash flow from (used by) operating activities	$(69,618)	$(68,881)
Cash flow from (used by) investing activities	(894)	nil
Cash flow from (used by) financing activities	70,446	69,101
Net increase (decrease) in cash	$(66)	$220

Operating Activities

Our cash used by operating activities increased by $737 primarily due to an increase in our net loss that was offset by our management fees being paid through the issuance of shares.

Investing Activities

Our cash used by investing activities in the six months ended December, 2009 was for the acquisition of property and equipment.

Cash Provided by Financing Activities

Our cash provided by financing activities increased by $1,345 due largely to a loan from a related party used to pay our expenses.

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations that provide financing, liquidity, market risk or credit risk support to us

Going Concern

We have historically incurred losses and have incurred a net loss of $71,334 during the six month period ended December 31, 2009 and approximately $638,770 from July 1, 2007, the date of entering into our development stage, to December 31, 2009. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through equity financing, bank financing and/or advances from related parties or stockholder loans. We are currently prohibited from raising funds through the sale of any securities due to a cease trade order issued by the British Columbia Securities Commission.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our chief executive officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Interim Report, being March 31, 2010.  Our chief executive officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2009.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We incurred a net loss of $638,770 from the start of our development stage on July 1, 2007 to December 31, 2009. We anticipate that we will continue to incur operating expenses without revenues for the foreseeable future. Because we have incurred losses from operations since inception, have not attained profitable operations and are dependent upon obtaining adequate financing to commence our business operations, in their report on our financial statements for the fiscal year ended June 30, 2009, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

As of December 31, 2009, we had no substantial cash or cash equivalents and a working capital deficit of $159,934. We estimate our average monthly operating expenses over the next 12 months to be approximately $32,500 per month, excluding any expenses incurred in the building of any plants. In addition, our budget could increase during the year in response to matters that cannot be currently anticipated and we might find that we need to raise more capital in order to properly address these items. As we cannot assure a lender that we will be able to successfully build our plants, we will probably be unable to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. We are currently subject to a cease trade order imposed by the British Columbia Securities Commission and cannot raise any funds until it has been revoked.

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