Form 10-K
period 2010-06-30
Biomass Secure Power Inc
filed 2010-12-15
CIK 1160164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2010

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
                                                                                                                                                                                         [X] Yes [] No

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

As of December 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $328,838, based on 131,535,273 common shares held by non-affiliates and last sale prior to December 31, 2009 being $0.0025.

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

0625920 BC Ltd. was a related party due to a common director and shareholder. A form of the Share Exchange Agreement is attached to our annual report on Form 10-K for the fiscal year ended June 30, 2009. On November 19, 2009, the British Columbia Securities Commission issued a cease trade order against our company, which prohibits us from issuing the Consideration Shares. As of December 13, 2010, we have not issued the Consideration Shares. As such, for accounting purposes the merger transaction has not been completed nor reflected in the financial statements as we have not delivered any consideration for the shares of 0625920 BC Ltd. We anticipate that we will issue the Consideration Shares upon the revocation of the cease trade order.

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

We incurred accumulated net loss of $5,253,808 from prior operations and $824,768 from the start of our development stage on July 1, 2007 to June 30, 2010. We anticipate that we will continue to incur operating expenses without revenues for the foreseeable future. Because we have incurred losses from operations since inception, have not attained profitable operations and are dependent upon obtaining adequate financing to commence our business operations, in their report on our financial statements for the fiscal year ended June 30, 2010, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

As of June 30, 2010, we had no cash or cash equivalents and a working capital deficit of $345,782. We estimate our average monthly operating expenses over the next 12 months to be approximately $32,500 per month, excluding any expenses incurred in the building of any plants. In addition, our budget could increase during the year in response to matters that cannot be currently anticipated and we might find that we need to raise more capital in order to properly address these items. As we cannot assure a lender that we will be able to successfully build our plants, we will probably be unable to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. We are currently subject to a cease trade order imposed by the British Columbia Securities Commission and cannot raise any funds until it has been revoked.

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

Item 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

Issuer Purchases of Equity Securities

During the fiscal year ended June 30, 2010, we did not purchase any of our equity securities.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Revenue

During the fiscal years ended June 30, 2010 and June 30, 2009, we did not generate any revenues. Since 2007, we discontinued our internet media sales operations and commenced focusing on our current business plan.

Expenses

Our expenses for the fiscal year ended June 30, 2010 were $257,332 compared to $229,637 for the fiscal year ended June 30, 2009 or an increase of $27,695. This increase was primarily attributable to an increase in our professional fees of a recovery of $15,252 in the fiscal year ended June 30, 2009 to an expense of $28,032 in the fiscal year ended June 30, 2010 due to audit fees of $20,000 and accounting fees of $5,000. Our expenses relating to shareholder communications decreased from an expense of $27,000 in the fiscal year ended June 30, 2009 to $nil in the fiscal year ended June 30, 2010. The change in shareholder communications was primarily attributable to us discontinuing the services of our investor relations consultant. Our management fees increased from $183,049 in the fiscal year ended June 30, 2009 to $208,475 in the fiscal year ended June 30, 2009. This change in management fees was primarily attributable to an increase in salaries to our management due to an increased workload of two of our officers. Our travel expenses decreased from $12,002 in the fiscal year ended June 30, 2009 to $2,973 in the fiscal year ended June 30, 2009. This change in travel expenses was primarily attributable to a decrease in travel for conferences and meetings with potential buyers of our future products. Our office and general administrative fees decreased from $13,297 in the fiscal year ended June 30, 2009 to $8,184 in the fiscal year ended June 30, 2010. The change in office and general administrative expenses was primarily attributable to our efforts to reduce our general and administrative expenses while we focus on developing our current business plan.

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

Even without beginning construction of our torrefied wood pellet plant, which we do not anticipate will occur within the next 12 months, we anticipate that we will require additional funds of $390,000. As of June 30, 2010, we have a working capital deficit of $345,782. We have a shortfall of $735,782 between our working capital deficit and anticipated cash requirements for the next 12 months. If we begin construction of our torrefied wood pellet plant, this shortfall will greatly increase. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will not be able to commence our business plan.

Liquidity and Capital Resources

We have suffered recurring losses since inception. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new or existing shareholders, and our ability to achieve and maintain profitable operations.

Working Capital

	As at	As at
	June 30, 2010	June 30, 2009

Current Assets	$63,000	$63,124
Current Liabilities	408,782	150,930
Working Capital (deficit)	$(345,782)	$(87,806)

Our working capital deficit increased by $257,976 as a result of us incurring debt to pay for our expenses instead of issuing equity. We have incurred recurring losses from inception. Our ability to meet our financial obligations and commitments is primarily dependent upon continued financial support of our shareholders, directors and the continued issuance of equity to new and existing shareholders.

Cash Flow

	12 Months Ended	12 Months Ended
	June 30, 2010	June 30, 2009
Cash flow from (used by) operating activities	$(231,822)	(56,722)
Cash flow from (used by) investing activities	(894)	nil
Cash flow from (used by) financing activities	232,592	56,796
Net increase (decrease) in cash	$(124)	74

Operating Activities

Our cash used by operating activities increased by $175,100 primarily due to an increase in our expenses being paid by incurring debt rather than through the issuance of stock.

Investing Activities

Our cash used by investing activities in the year ended June 30, 2010 was for the acquisition of property and equipment.

Cash Provided by Financing Activities

Our cash provided by financing activities increased by $175,796 due largely to a loan from a related party used to pay our expenses.

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations that provide financing, liquidity, market risk or credit risk support to us

Going Concern

We have historically incurred losses and have incurred a net loss of $257,332 during the fiscal year ended June 30, 2010, and approximately $824,768 from July 1, 2007, the date of entering into our development stage, to June 30, 2010. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through equity financing, bank financing and/or advances from related parties or stockholder loans. We are currently prohibited from raising funds through the sale of any securities due to a cease trade order issued by the British Columbia Securities Commission.

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

Our auditors have included an explanatory paragraph in the audit report of the year ended June 30, 2010 financial statements that we have sustained losses since inception and have limited cash resources.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

Item 8. Financial Statements and Supplementary Data.

BIOMASS SECURE POWER INC.
(formerly Virtual Media Holdings Inc.
(A development Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders,
Biomass Secure Power Inc. (formerly Virtual Media Holdings Inc.)
(A development stage company):

We have audited the accompanying balance sheets of Biomass Secure Power Inc. (formerly Virtual Media Holdings Inc.) (A development stage company), a British Columbia corporation, as of June 30, 2010 and 2009 and the related statements of operations, cash flows, and stockholders' equity (deficit) for the years ended June 30, 2010, 2009 and 2008 and from July 1, 2007, the date of entering into the development stage, to June 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biomass Secure Power Inc. (formerly Virtual Media Holdings Inc.) (A development stage company) as of June 30, 2010 and 2009, and the results of its operations and its cash flows for the years ended June 30, 2010, 2009 and 2008 and from July 1, 2007, the date of entering into the development stage, to June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

signed “BDO CANADA LLP”

Chartered Accountants
Langley, Canada
December 9, 2010

BIOMASS SECURE POWER INC.
(Formerly Virtual Media Holdings Inc.)
 (A development stage company)
BALANCE SHEETS
AS AT JUNE 30

	2010	2009

ASSETS

Current
Cash	$-	$124
Prepaid expenses and deposit (Note 8)	63,000	63,000
	63,000	63,124
Property and equipment (Note 6)	644	-
	$63,644	$63,124

LIABILITIES

Current
Cheques in excess of cash on hand	$26	$-
Accounts payable and accrued liabilities	110,955	85,695
Due to related parties (Notes 7 and 9)	297,801	65,235
	408,782	150,930

STOCKHOLDERS’ EQUITY

Common stock (Note 8)
Authorized
Unlimited number of no par value common shares
Issued
235,099,866 common shares (2009 – 235,099,866)	5,680,217	5,680,217
Contributed surplus	53,221	53,221
Accumulated deficit from prior operations	(5,253,808)	(5,253,808)
Accumulated deficit during development stage	(824,768)	(567,436)
	(345,138)	(87,806)
	$63,644	$63,124

Commitments (Notes 9 and 12)

Approved by the Board of Directors:
"Slawomir Kownacki"	"James Carroll"
, Director	, Director

BIOMASS SECURE POWER INC.
(Formerly Virtual Media Holdings Inc.)
 (A development stage company)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30

	2010	2009	2008	From July 1, 2007, the date of entering into development stage, to June 30, 2010

Expenses
Amortization	$250	$-	$-	$250
Management, director and consulting fees (Notes 8 and 10)	208,475	183,049	253,289	644,813
Office and general administrative (Note 8)	8,184	13,297	20,837	42,318
Professional fees (recovery)	28,032	(15,252)	45,000	57,780
Shareholder communication (Note 8)	-	27,000	-	27,000
Transfer agent and filing fees (Note 8)	9,418	9,541	16,393	35,352
Travel (Note 8)	2,973	12,002	2,280	17,255
Net loss for the Year	$(257,332)	$(229,637)	$(337,799)	$(824,768)

Basic and Diluted Loss Per Share	$(0.001)	$(0.001)	$(0.003)

Weighted Average Number of Stock Outstanding	235,099,866	235,099,866	115,085,534

BIOMASS SECURE POWER INC.
(Formely Virtual Media Holdings Inc.)
 (A development stage company)
 STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED JUNE 30

	Share capital		Contributed surplus	Deficit from prior operations	Deficit during develop stage	Total
	Number	Amount
Balance, June 30, 2007	96,502,717	$5,090,086	$53,221	$(5,253,808)	$-	$(110,501)
Capital stock issued for debt on August 29, 2007 at $0.0075 per share	1,487,881	11,159	-	-	-	11,159
Capital stock issued for expenses incurred on behalf of the Company on August 29, 2007 at $0.0075 per share	1,356,444	10,173	-	-	-	10,173
Capital stock returned to treasury on October 23, 2007	(3,000,000)	-	-	-	-	-
Capital stock issued for expenses incurred on behalf of the Company on February 5, 2008 at $0.0031 per share	5,780,463	17,919	-	-	-	17,919
Capital stock issued for debt on February 5, 2008 at $0.0031 per share	20,000,000	62,000	-	-	-	62,000
Capital stock issued for management fees on February 5, 2008 at $0.0031 per share	20,000,000	62,000	-	-	-	62,000
Capital stock issued for directors fees on June 30, 2008 at $0.0045 per share	3,750,000	16,875	-	-	-	16,875
Capital stock issued for management fees on June 30, 2008 at $0.0045 per share	30,000,000	135,000	-	-	-	135,000
Capital stock issued for expenses incurred on behalf of the Company on June 30, 2008 at $0.0045 per share	5,007,415	22,534	-	-	-	22,534
Net loss for the year ended June 30, 2008	-	-	-	-	(337,799)	(337,799)
Balance, June 30, 2008	180,884,920	$5,427,746	$53,221	$(5,253,808)	$(337,799)	$(110,640)
Capital stock issued as deposit on agreement on November 15, 2008 at $0.0042 per share	15,000,000	63,000	-	-	-	63,000
Capital stock issued for expenses incurred on behalf of the Company on October 13, 2008 at $0.0041 per shares	666,667	2,733	-	-	-	2,733
Capital stock issued for expenses incurred on behalf of the Company on November 20, 2008 at $0.0041 per share	800,000	3,280	-	-	-	3,280
Capital stock issued for expenses on May 22, 2009 at $0.009 per share	3,000,000	27,000	-	-	-	27,000
Capital stock issued for expenses incurred on behalf of the Company on June 30, 2009 at $0.0045 per share	6,592,724	29,758	-	-	-	29,758
Capital stock issued for management fees on June 30, 2009 at $0.0045 per share	28,155,555	126,700	-	-	-	126,700
Net loss for the year ended June 30, 2009	-	-	-	-	(229,637)	(229,637)
Balance, June 30, 2009	235,099,866	$5,680,217	$53,221	$(5,253,808)	$(567,436)	$(87,806)
Net loss for the year ended June 30, 2010	-	-	-	-	(257,332)	(257,332)
Balance, June 30, 2010	235,099,866	$5,680,217	$53,221	$(5,253,808)	$(824,768)	$(345,138)

“Expenses” above include office and general administrative, shareholder communication, transfer agent and filing fees and travel expenses.

BIOMASS SECURE POWER INC.
(Formerly Virtual Media Holdings Inc.)
 (A development stage company)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30

	2010	2009	2008	From July 1, 2007, the date of entering into development stage, to June 30, 2010

Cash Flows From (Used By) Operating Activities
Net loss for the year	$(257,332)	$(229,637)	$(337,799)	$(824,768)
Items not involving cash:
Amortization	250	-	-	250
Stock issued for management, director and consulting	-	126,700	213,875	340,575
Stock issued for expenses	-	62,771	50,626	113,397

Change in non-cash operating working capital items:
Accounts payable and accrued liabilities	25,260	(16,556)	72,377	81,081
	(231,822)	(56,722)	(921)	(289,465)

Cash Flows From (Used By) Investing Activity
Acquisition of property and equipment	(894)	-	-	(894)

Cash Flows From (Used By) Financing Activities
Loan proceeds from related party	232,566	56,796	971	290,333
Increase in bank overdraft	26	-	-	26
	232,592	56,796	971	290,359
Increase (decrease) in Cash	(124)	74	50	-
Cash, Beginning of Year	124	50	-	-
Cash, End of Year	$-	$124	$50	$-

Supplemental Cash Flow Information
Common stock issued on deposit incurred in the year	$-	$63,000	$-	$63,000
Common stock issued to settle debt	$-	$-	$73,159	$73,159
Interest Paid	$-	$-	$-	$-
Income Taxes Paid	$-	$-	$-	$-

BIOMASS SECURE POWER INC.
(Formerly Virtual Media Holdings Inc.)
(A development stage company)
NOTES TO THE FINANCIAL STATEMENTS
As At June 30, 2010

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

2.   ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business The Company commenced its evaluation and development of a cellulose pelletizing plant in the first quarter of 2008.  Previously, the Company had been actively operating an internet sales company. On June 30, 2007, the Company disposed of all of its assets in connection with the internet sales activities.  During the year ended June 30, 2010, the Company incurred a net loss of $257,332 (2009 - $229,637).  Since the Company had re-entered the development stage, it has an accumulated deficit of $824,768 at June 30, 2010.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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
As At June 30, 2010

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

(d) Intangible assets

The Company accounts for intangible assets in accordance with ASC 350, “Intangibles- Goodwill and Other.” This standard requires that goodwill and other intangible assets with indefinite useful lives not be amortized but instead tested annually for impairment, or immediately if conditions indicate that impairment could exist. Intangible assets with definite useful lives are amortized over their estimated useful lives and reviewed for impairment in accordance with ASC 360, “Accounting for Impairment or Disposal of Long-Lived Assets.” Substantial judgment is necessary in the determination as to whether an event or circumstance has occurred that may trigger an impairment analysis and in the determination of the related cash flows from the asset. Estimating cash flows related to long-lived assets is a difficult and subjective process that applies historical experience and future business expectations to revenues and related operating costs of assets. Should impairment appear to be necessary, subjective judgment must be applied to estimate the fair value of the asset, for which there may be no ready market, which often times results in the use of discounted cash flow analysis and judgmental selection of discount rates to be used in the discounting process. If the Company determines an asset has been impaired based on the projected undiscounted cash flows of the related asset or the business unit, and if the cash flow analysis indicates that the carrying amount of an asset exceeds related undiscounted cash flows, the carrying value is reduced to the estimated fair value of the asset. There were no intangible assets for the years ended June 30, 2010 and 2009.

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
As At June 30, 2010

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

At June 30, 2010 and 2009, there were no stock options and warrants which had an anti-dilutive effect on earnings per share.

BIOMASS SECURE POWER INC.
(Formerly Virtual Media Holdings Inc.)
(A development stage company)
NOTES TO THE FINANCIAL STATEMENTS
As At June 30, 2010

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
As At June 30, 2010

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
As At June 30, 2010

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
As At June 30, 2010

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

6.   PROPERTY AND EQUIPMENT

	June 30, 2010		June 30, 2009
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Computers	$894	$250	$-	$-
Net Book Value		$644		$-

7.   DUE TO RELATED PARTIES

The Company is indebted to directors and officers of the Company for operating expenses paid by those individuals.  The amounts are payable on demand, unsecured and without interest.

BIOMASS SECURE POWER INC.
(Formerly Virtual Media Holdings Inc.)
(A development stage company)
NOTES TO THE FINANCIAL STATEMENTS
As At June 30, 2010

8.   CAPITAL STOCK

Share issuances in 2010

There was no stock issued during the year ended June 30, 2010 due to a cease trade order issued by the British Columbia Securities Commission.

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

On October 23, 2007, 3,000,000 common shares were returned for cancellation. As the expense related to the issuance of these common shares was properly recorded, there is no accounting impact for the returned shares.

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
As At June 30, 2010

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

On June 30, 2008 the Company issued 5,007,415 common shares at $0.0045 per share for a total of $22,533 for expenses incurred on behalf of the Company by directors.  The stock was recorded based upon the quoted market price of the Company’s common stock on the date of director’s approval for the issuance.

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

During the years ended June 30, 2010 and 2009, there were no common stock options granted. As of June 30, 2010 and 2009, there were no outstanding exercisable or un-exercisable common stock options.

BIOMASS SECURE POWER INC.
(Formerly Virtual Media Holdings Inc.)
(A development stage company)
NOTES TO THE FINANCIAL STATEMENTS
As At June 30, 2010

9.   COMMITMENT TO ISSUE STOCK

The Company’s stock are traded on the OTC Bulletin Board in the United States and the Company is subject to the securities laws of the United States and Canada.  In November 2009, the British Columbia Securities Commission issued a cease trade order against the Company thereby preventing the Company from issuing or exchanging stock of the Company until the cease trade order is removed.

Subsequent to the date of the cease trade order the Company entered into the following transactions approved by the directors requiring the issuance of stock upon the removal of the cease trade order. These transactions have not been recorded in the financial statements as the transactions have not been completed:

i.
On June 30, 2009 the Company entered into an acquisition and merger agreement with 0625920 BC Ltd (Note 5) for exchange of 225,269,250 common stock of the Company. This has not been recorded in the balance sheet of the company.

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

10.  RELATED PARTY TRANSACTIONS

During the year ended June 30, 2010 the Company was charged management, consulting and director fees totaling $170,000 (2009 - $183,049)(2008 - $236,306)  by directors and officers of the Company.

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

The Company expects to have net operating loss carry forwards to offset any taxable income that may exist for the years ended June 30, 2010 and 2009. As at June 30, 2010, the Company expects to have significant net operating loss carry forwards for income tax purposes available to offset future taxable income. Future income tax assets as of June 30, 2010 and 2009 consist primarily of the tax effect of net operating loss carry forwards.

The Company has provided a full valuation allowance on the future income tax assets as of June 30, 2010 and 2009 to reduce such future income tax assets to zero, as it is management’s belief that realization of such amounts is not considered more likely than not.

In the ordinary course of business the Company has transacted in foreign jurisdictions and is subject to the tax regime to that foreign jurisdiction. The Company records tax contingencies for specific transactions when it determines that the likelihood of an unfavorable outcome is likely and the loss is reasonably estimable. Management currently believes that the Company is not exposed to tax contingencies that could have a material impact on the liquidity results of operations or financial condition of the Company. As at June 30, 2010, the Company has not recorded an accrual for any tax contingencies.

BIOMASS SECURE POWER INC.
(Formerly Virtual Media Holdings Inc.)
(A development stage company)
NOTES TO THE FINANCIAL STATEMENTS
As At June 30, 2010

In June 2006, the FASB issued ASC 740 Income Taxes. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has evaluated its tax positions for the years ended June 30, 2010 and 2009 and determined that it has no uncertain tax positions requiring financial statement recognition.

Under ASC 740, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has 50% or less likelihood of being sustained.

The Company accrues interest and penalties on our uncertain tax positions as a component of our provision for income taxes. There was no amount of interest and penalties accrued during 2010, 2009 or 2008.

The Company files one income tax return in Canada. Our income tax returns are generally considered closed to examination for years prior to 2004.

12.  COMMITMENTS AND CONTINGENCIES

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting (“ICFR”) as of June 30, 2010. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2009 and that there were material weaknesses in our internal control over financial reporting as described below:

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2010:

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

As of June 30, 2010, management assessed the effectiveness of our ICFR and based on that evaluation, they concluded that, as of June 30, 2010, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our ICFR. During the course of their evaluation, management did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, fairly presents our financial position, results of operations and cash flows for the years covered thereby in all material respects.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during fiscal year ended June 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers, Promoters and Control Persons

As at June 30, 2010, our Directors and Executive Officers, their age, positions held, and duration of such, are as follows:

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

James Carroll - President, Chief Executive Officer, Chief Financial Officer, and Director

Since January, 2007, Mr James Carroll has been Chief Executive Officer, Chief Financial Officer, and a Director of our company. Mr. Carroll also served as a director of our company from 2004 to 2005. Mr. Carroll has been self employed since 1993 operating his own mortgage brokerage business. From 1972 to 1992, Mr. Carroll worked in the banking and finance industry.

We believe Mr. Carroll is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his business experience as described above.

George Pappas - Vice-President, Secretary and Director

Since 1993, Mr George Pappas has been the Vice President of All-Trades Fabrication Inc. (“All-Trades”) Through All-Trades, he has been involved in building projects for companies such as Disney, University of Southern California, and Boeing. Mr. Pappas has extensive management experience and has specialized in structural steel buildings up to three storied high and all aspects of fabrication and steel erection.

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

Committees of the Board

Our board of directors held no formal meetings during the year ended June 30, 2010. All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate law of the Province of British Columbia, as valid and effective as if they had been passed at a meeting of our directors duly called and held.

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

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer, who is also our Chief Financial Officer, in fulfilling his responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended June 30, 2010; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended June 30, 2010 and 2009, are set out in the following summary compensation table:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
James Carroll President, CEO, CFO & Director	2010 2009	$120,000 $120,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$120,000 $120,000
George Pappas Vice-President, Secretary and Director	2010 2009	$30,000 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$30,000 Nil
Andrew H. Burns Vice-President and Director	2010 2009	$30,000 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$30,000 Nil

Employment Agreements

We have not entered into any employment agreement or consulting agreement with our directors and executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of June 30, 2010.

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

The table below shows the compensation of our directors for our last completed fiscal year ended June 30, 2010:

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

(1)
Percentage of ownership is based on 235,099,866 common shares issued and outstanding as of December 13, 2010. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person

(2)
Pursuant to pending Share Exchange Agreements, as described under the heading “Business — Corporate Developments — The Amalgamation”, Mr. Carroll is to be issued 90,000,000 additional common shares. Assuming 225,269,250 common shares are issued under the Share Exchange Agreements, Mr. Carroll will have 36.5% of our issued and outstanding common shares.

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

During the year ended June 30, 2010 we were charged by and recorded management, consulting and directors fees totaling $208,475 (2009 - $183,049) .

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The following table sets forth the fees billed to our company for professional services rendered by BDO Canada LLP (“BDO”), our independent registered public accounting firm, for the years ended June 30, 2010 and 2009:

Fees	2010	2009
Audit Fees	$10,000	$10,000
Audit Related Fees	0	0
Tax Fees	0	0
Other Fees	0	0
Total Fees	$10,000	$10,000

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits required by Item 601 of Regulation S-K:

Exhibit	Document Description
3.1*	Articles of Biomass Secure Power Inc.
3.2(1)	Certificate Of Change Of Name, Notice Of Articles
3.3(1)	Notice Of Alteration, Notice Of Articles
10.1(2)	A form of the share exchange agreement entered into between our company and the 20 shareholders of 0625920 B.C. Ltd. on June 30, 2009
10.2(2)	Settlement Agreement with Brian Holden dated August 10, 2010
14.1(3)	Code of Ethics
21.1	Subsidiaries: Biomass Secure Power Inc., a company governed by the laws of California
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
99.1(3)	Audit Committee Charter
99.2(3)	Disclosure Committee Charter

(1)           Attached as an exhibit to our current report on Form 6-K filed on May 15, 2009.
(2)           Attached as an exhibit to our annual report on Form 10-K for the fiscal year ended June 30, 2009 filed on December 15, 2010
(3)           Attached as an exhibit to our annual report on Form 10-KSB filed on September 25, 2003

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