Form 10-K/A
period 2010-06-30
Biomass Secure Power Inc
filed 2011-04-05
CIK 1160164

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

Commission file number: 333-70836

BIOMASS SECURE POWER INC.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	N/A
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

40218 Wellsline Road Abbotsford BC Canada V3G 2K7
(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code:  605 807 4957

VIRTUAL MEDIA HOLDINGS INC.
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of Exchange on which registered

Securities registered pursuant to Section 12(g) of the Act

Common Stock, no par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  [  ]   No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  [  ]   No  [X]

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
Yes  [X]   No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  (Not Applicable)
Yes  [  ]   No   [  ]

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  [X]   No  [  ]

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
Yes  [  ]   No  [  ]

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

Amended – see Note 14

Amended – see Note 14

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

Amended – see Note 14

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

The Amalgamation

On October 29, 2008, the Company entered into an Amalgamation Agreement (the “Agreement”) with 0625920 BC Ltd. (“0625920”) whereby the Company will be acquiring certain intellectual property of 0625920 by way of merger of the two Companies.  At the time of the Agreement the Company and 0625920 had a common director and officer, Mr. Jim Carroll, who is the President/CEO/CFO of the Company and was the President of 0625920, and had two common shareholders, Mr. Carroll and his spouse. Pursuant to the terms of the Agreement fifteen common shares of the Company will be issued in exchange for each 0625920 share outstanding at the Agreement date, resulting in the issuance of 225,269,250 common stock to 0625920 shareholders.

On November 1, 2008 the Company issued 15,000,000 common stock, as a deposit on the Agreement, to Mr. George Pappas, a director of 0625920, who was unrelated to the Company at that time.  The deposit forms part of the total share consideration to be issued pursuant to the Agreement.  Therefore, a further 210,269,250 common stock are to be issued.

On June 30, 2009, the following events occurred:

  each of the 20 shareholders of 0625920 BC Ltd. requested that the board of directors of 0625920 BC Ltd.  consent to and approve the  transfer all of the issued and outstanding shares of 0625920 BC Ltd. to our company;

Amended – see Note 14

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

At the time of the Agreement the Company and 0625920 had a common director and officer, Mr. Jim Carroll, who is the President/CEO/CFO of the Company and was the President of 0625920, and had two common shareholders, Mr. Carroll and his spouse.  . A form of the Share Exchange Agreement is attached to our annual report on Form 10-K for the fiscal year ended June 30, 2009. On November 19, 2009, the British Columbia Securities Commission issued a cease trade order against our company, which prohibits us from issuing the Consideration Shares. As of April 4, 2011, we have not issued the Consideration Shares. As such, for accounting purposes the merger transaction has not been completed nor reflected in the financial statements as we have not delivered any consideration for the shares of 0625920 BC Ltd. We anticipate that we will issue the Consideration Shares upon the revocation of the cease trade order.

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

Amended – see Note 14

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

Amended – see Note 14

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

Amended – see Note 14

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

Amended – see Note 14

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

  reduction, delay or cancellation of orders from one or more of our significant customers

Amended – see Note 14

  selection by one or more of our significant customers of another product;
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

Amended – see Note 14

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

Amended – see Note 14

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

On April 21, 2009, Calvin Kantonen filed a statement of claim with the Supreme Court of British Columbia, Vancouver Registry No. S092943 alleging that the defendants: our company and our transfer agent, Computershare Trust Company of Canada, have improperly refused to remove the legend on 1,500,000 of our common shares held by Mr. Kantonen. On May 15, 2009, the defendants filed a statement of defence whereby we denied the allegations of Mr. Kantonen and alleged that the shares were not validly issued. No further proceedings have been undertaken in this lawsuit. The Company has been advised Mr. Kantonen is now deceased, however, the Company will continue its efforts to have the shares cancelled.  This action should not have a material adverse effect on our financial condition, results of operations, or cash flows.

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

Amended – see Note 14

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

Amended – see Note 14

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Subsequent to the date of the cease trade order the Company entered into the following transactions, approved by the directors, requiring the issuance of stock upon the removal of the cease trade order. These transactions have not been recorded in the financial statements as the transactions have not been completed:

a.	On February 24, 2010 the board of directors, subject to the revocation of the cease trade order, approved the issuance of 81,864,686 common stock in settlement of $125,253 due related parties. The amounts due to directors and officers arise from $15,253 advanced to or expended on behalf of the Company by directors and officers and $110,000 of unpaid management compensation. The price per share of the settlement is subject to the approval of the British Columbia Securities Commission and will be amended upon revocation of the cease trade order to reflect the trading price in effect after the cease trade is lifted.

b.	On March 1, 2010 the board of directors, subject to the removal of the cease trade order, authorized the issuance of capital stock to raise a total of $100,000. Pursuant to that approval, between March 1, 2010 and June 30, 2010, the Company received the benefit of $23,005 expended by Mr. Jim Carroll, the Company’s President/CEO/CFO, on behalf of the Company. The funds expended were advanced to Mr. Carroll by family members and business associates of Mr. Carroll (the “Investors”) for the purpose of investing in stock of the Company. With respect to this transaction the Company acknowledges:

Amended – see Note 14

i.	No share subscriptions were received from Mr. Carroll. There was a verbal understanding between Mr. Carroll and the Company that stock would be issued;

ii.	There was a benefit to the Company in the amount of the $23,005 expended on its behalf; and

iii.	The expenditures have been recorded as operating expenses of the Company for the year ended June 30 2010 and have been credited to due to related parties.

Subsequent to June 30, 2010:

i.	The board of directors have agreed to advise Investors that they will have the opportunity to subscribe for Company stock upon the revocation of the cease trade order, at a share price to be determined subsequent to the revocation, and

ii.	Mr. Carroll has expended a further $67,000 on behalf of the Company. The funds expended were advanced to Mr. Carroll by family member and business associates of directors of the Company.

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

Amended – see Note 14

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

Amended – see Note 14

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

Amended – see Note 14

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

Amended – see Note 14

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

Amended – see Note 14

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

Amended – see Note 14

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

Amended – see Note 14

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

[Insert audited financial statements]

BIOMASS SECURE POWER INC.
(formerly Virtual Media Holdings Inc.
(A development Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009
(Amended – See Note 14)

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

signed “BDO CANADA LLP”

Chartered Accountants
Langley, Canada
December 9, 2010, (except for Notes 5,7,9,13 and 14, as to which the date is April 1, 2011)

The accompanying notes are an integral part of these financial statements

Amended – see Note 14

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

STOCKHOLDERS’ EQUITY

Common stock (Note 8)
Authorized
Unlimited number of no par value common stock
Issued
235,099,866 common stock (2009 – 235,099,866)	5,680,217	5,680,217
Contributed surplus	53,221	53,221
Accumulated deficit from prior operations	(5,253,808)	(5,253,808)
Accumulated deficit during development stage	(824,768)	(567,436)
	(345,138)	(87,806)
	$63,644	$63,124
Commitments (Notes 9 and 12)

Approved by the Board of Directors:

“James Carroll”	“George Pappas”
, Director	, Director

The accompanying notes are an integral part of these financial statements

Amended – see Note 14

BIOMASS SECURE POWER INC.
(Formerly Virtual Media Holdings Inc.)
(A development stage company)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30

	2010	2009	2008	From July 1, 2007, the date of entering into development stage, to June 30, 2010

Expenses
Amortization	$250	$-	$-	$250
Management, director and consulting fees (Notes 8 and 10)	208,475	183,049	253,289	644,813
Office and general administrative (Note 8)	8,184	13,297	20,837	42,318
Professional fees (recovery)	28,032	(15,252)	45,000	57,780
Shareholder communication (Note 8)	-	27,000	-	27,000
Transfer agent and filing fees (Note 8)	9,418	9,541	16,393	35,352
Travel (Note 8)	2,973	12,002	2,280	17,255
Net loss for the Year	$(257,332)	$(229,637)	$(337,799)	(824,768)

Basic and Diluted Loss Per Share	$(0.001)	$(0.001)	$(0.003)

Weighted Average Number of Stock Outstanding	235,099,866	235,099,866	115,085,534

The accompanying notes are an integral part of these financial statements

Amended – see Note 14

BIOMASS SECURE POWER INC.
(Formerly Virtual Media Holdings Inc.)
(A development stage company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED JUNE 30

	Share capital		Contributed surplus	Deficit from prior operations	Deficit during develop stage	Total
	Number	Amount
Balance, June 30, 2007	96,502,717	$5,090,086	$53,221	$(5,253,808)	$-	$(110,501)
Capital stock issued for debt on August 29, 2007 at $0.0075 per share	1,487,881	11,159	-	-	-	11,159
Capital stock issued for expenses incurred on behalf of the Company on August 29, 2007 at $0.0075 per share	1,356,444	10,173	-	-	-	10,173
Capital stock returned to treasury on October 23, 2007	(3,000,000	-	-	-	-	-
Capital stock issued for expenses incurred on behalf of the Company on February 5, 2008 at $0.0031 per share	5,780,463	17,919	-	-	-	17,919
Capital stock issued for debt on February 5, 2008 at $0.0031 per share	20,000,000	62,000	-	-	-	62,000
Capital stock issued for management fees on February 5, 2008 at $0.0031 per share	20,000,000	62,000	-	-	-	62,000
Capital stock issued for directors fees on June 30, 2008 at $0.0045 per share	3,750,000	16,875	-	-	-	16,875
Capital stock issued for management fees on June 30, 2008 at $0.0045 per share	30,000,000	135,000	-	-	-	135,000
Capital stock issued for expenses incurred on behalf of the Company on June 30, 2008 at $0.0045 per share	5,007,415	22,534	-	-	-	22,534
Net loss for the year ended June 30, 2008	-	-	-	-	(337,799)	(337,799)
Balance, June 30, 2008	180,884,920	$5,427,746	$53,221	$(5,253,808)	$(337,799)	$(110,640)
Capital stock issued as deposit on agreement on November 15, 2008 at $0.0042 per share	15,000,000	63,000	-	-	-	63,000
Capital stock issued for expenses incurred on behalf of the Company on October 13, 2008 at $0.0041 per share	666,667	2,733	-	-	-	2,733
Capital stock issued for expenses incurred on behalf of the Company on November 20, 2008 at $0.0041 per share	800,000	3,280	-	-	-	3,280
Capital stock issued for expenses on May 22, 2009 at $0.009 per share	3,000,000	27,000	-	-	-	27,000
Capital stock issued for expenses incurred on behalf of the Company on June 30, 2009 at $0.0045 per share	6,592,724	29,758	-	-	-	29,758
Capital stock issued for management fees on June 30, 2009 at $0.0045 per share	28,155,555	126,700	-	-	-	126,700
Net loss for the year ended June 30, 2009	-	-	-	-	(229,637)	(229,637)
Balance, June 30, 2009	235,099,866	$5,680,217	$53,221	$(5,253,808)	$(567,436)	$(87,806)
Net loss for the year ended June 30, 2010	-	-	-	-	(257,332)	(257,332)
Balance, June 30, 2010	235,099,866	$5,680,217	$53,221	$(5,253,808)	$(824,768)	$(345,138)

“Expenses” above include office and general administrative, shareholder communication, transfer agent and filing fees and travel expenses.

The accompanying notes are an integral part of these financial statements

Amended – see Note 14

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

Amended – see Note 14

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

Amended – see Note 14

BIOMASS SECURE POWER INC.
(Formerly Virtual Media Holdings Inc.)
(A development stage company)
NOTES TO THE FINANCIAL STATEMENTS
As At June 30, 2010

3.	SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Amended – see Note 14

BIOMASS SECURE POWER INC.
(Formerly Virtual Media Holdings Inc.)
(A development stage company)
NOTES TO THE FINANCIAL STATEMENTS
As At June 30, 2010

3.	SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Amended – see Note 14

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

Amended – see Note 14

BIOMASS SECURE POWER INC.
(Formerly Virtual Media Holdings Inc.)
(A development stage company)
NOTES TO THE FINANCIAL STATEMENTS
As At June 30, 2010

4.	RECENTLY ISSUED ACCOUNTING STANDARDS - Continued

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

Amended – see Note 14

BIOMASS SECURE POWER INC.
(Formerly Virtual Media Holdings Inc.)
(A development stage company)
NOTES TO THE FINANCIAL STATEMENTS
As At June 30, 2010

5.	AMALGAMATION AGREEMENT

On October 29, 2008, the Company entered into an Amalgamation Agreement (the “Agreement”) with 0625920 BC Ltd. (“0625920”) whereby the Company will be acquiring certain intellectual property of 0625920 by way of merger of the two Companies. At the time of the Agreement the Company and 0625920 had a common director and officer, Mr. Jim Carroll, who is the President/CEO/CFO of the Company and was the President of 0625920, and had two common shareholders, Mr. Carroll and his spouse. Pursuant to the terms of the Agreement fifteen common shares of the Company will be issued in exchange for each 0625920 share outstanding at the Agreement date, resulting in the issuance of 225,269,250 shares of common stock to the shareholders of 0625920.

On November 1, 2008 the Company issued 15,000,000 common stock, as a deposit on the Agreement, to Mr. George Pappas, a director of 0625920, who was unrelated to the Company at that time. The deposit forms part of the total share consideration to be issued pursuant to the Agreement. Therefore, a further 210,269,250 common stock are to be issued.

As a result of a cease-trade order issued by the British Columbia Securities Commission on November 19, 2009 the remaining 210,269,250 common stock has not been issued and therefore, the transaction has not been completed nor reflected in the financial statements. The above agreement has been deferred until the cease-trade order is revoked.

6.	PROPERTY AND EQUIPMENT

	June 30, 2010		June 30, 2009
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Computers	$894	$250	$-	$-
Net Book Value		$644		$-

7.	DUE TO RELATED PARTIES

The Company is indebted to directors and officers of the Company for operating expenses paid by those individuals on behalf of the company, cash advances and accrued management fees. The amounts are payable on demand, unsecured and without interest.

	June 30, 2010	June 30, 2009

Balance, beginning	$65,235	$8,439
Accrued management and director fees	170,000	--
Cash advances	4,000	--
Expenses paid on behalf of the company	58,566	56,796
Balance, ending	$297,801	$65,235

Amended – see Note 14

BIOMASS SECURE POWER INC.
(Formerly Virtual Media Holdings Inc.)
(A development stage company)
NOTES TO THE FINANCIAL STATEMENTS
As At June 30, 2010

8.	CAPITAL STOCK

Share issuances in 2010

There was no stock issued during the year ended June 30, 2010 due to a cease trade order issued by the British Columbia Securities Commission on November 19, 2009.

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

Amended – see Note 14

BIOMASS SECURE POWER INC.
(Formerly Virtual Media Holdings Inc.)
(A development stage company)
NOTES TO THE FINANCIAL STATEMENTS
As At June 30, 2010

8.	CAPITAL STOCK - Continued

On February 5, 2008 the Company issued 40,000,000 common shares at $0.0031 per share for a total of $124,000 for management fees paid to a director and officer of the Company. Of those shares, 20,000,000 shares, valued at a total of $62,000, were issued for settlement of debt related to management fees of a prior year and 20,000,000 shares, valued at a total of $62,000, were issued for management fees incurred in the current year. The stock was recorded based upon the quoted market price of the Company’s common stock on the date of director’s approval for the issuance.

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

Subsequent to the date of the cease trade order the Company entered into the following transactions approved by the directors requiring the issuance of stock upon the removal of the cease trade order. These transactions have not been recorded in the financial statements as the transactions have not been completed:

a)	Amalgamation Agreement

On October 29, 2008 the Company entered into an Amalgamation Agreement with 0625920 BC Ltd whereby the Company will acquire certain intellectual property of 0625920 by way of merger of the two companies. Pursuant to the terms of the Agreement fifteen common stock of the Company will be issued to the share holders of 0625920 in exchange for each common share of 0625920 outstanding at the Agreement date, resulting in the issue of 225,269,250 common stock of the Company (See Note 5).

Amended – see Note 14

BIOMASS SECURE POWER INC.
(Formerly Virtual Media Holdings Inc.)
(A development stage company)
NOTES TO THE FINANCIAL STATEMENTS
As At June 30, 2010

9.	COMMITMENT TO ISSUE STOCK - Continued

a)	Amalgamation Agreement - continued

On November 1, 2008 the Company issued 15,000,000 common stock, as a deposit on the Agreement. The deposit forms part of the total share consideration to be issued pursuant to the Agreement. Therefore, a further 210,269,250 common stock remain to be issued.

On June 30, 2009 the Company was legally amalgamated with 0625920 under the laws of the Province of British Columbia. As a result of a cease-trade order issued by the British Columbia Securities Commission the common stock has not been issued and therefore, the transaction has not been completed nor reflected in the Company’s June 30, 2010 financial statements. The above agreement has been deferred until the cease-trade order is lifted and has not been recorded in the balance sheet of the Company.

b)	Settlement of Debt

On February 24, 2010 the board of directors, subject to the revocation of the cease trade order, approved the issuance of 81,864,686 common stock in settlement of $125,253 due to related parties. The amounts due to directors and officers arise from $15,253 advanced to or expended on behalf of the Company by directors and officers and $110,000 of unpaid management compensation. The price per share of the settlement is subject to the approval of the British Columbia Securities Commission and will be amended upon revocation of the cease trade order to reflect the trading price in effect after the cease trade order is revoked.

c)	Financing

On March 1, 2010 the board of directors, subject to the removal of the cease trade order, authorized the issuance of capital stock to raise a total of $100,000. Pursuant to that approval, between March 1, 2010 and June 30, 2010, the Company received the benefit of $23,005 expended by Mr. Jim Carroll, the Company’s President/CEO/CFO, on behalf of the Company. The funds expended were advanced to Mr. Carroll by family members and business associates of Mr. Carroll (the “Investors”) for the purpose of investing in stock of the Company. With respect to this transaction the Company acknowledges:

i.	No share subscriptions were received from Mr. Carroll. There was a verbal understanding between Mr. Carroll and the Company that stock would be issued;

ii.	There was a benefit to the Company in the amount of the $23,005 expended on its behalf; and

iii.	The expenditures have been recorded as operating expenses of the Company for the year ended June 30 2010 and have been credited to due to related parties.

Subsequent to June 30, 2010:

i.	The board of directors have agreed to advise Investors that they will have the opportunity to subscribe for Company stock, upon the revocation of the cease trade order, at a share price to be determined subsequent to the revocation, and

ii.	Mr. Carroll has expended a further $67,000 on behalf of the Company. The funds expended were advanced to Mr. Carroll by family members and business associates of directors of the Company.

10.	RELATED PARTY TRANSACTIONS

During the year ended June 30, 2010 the Company was charged management, consulting and director fees totaling $170,000 (2009 - $183,049) (2008 - $236,306) by directors and officers of the Company.

The above-noted transactions were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Amended – see Note 14

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

BIOMASS SECURE POWER INC.
(Formerly Virtual Media Holdings Inc.)
(A development stage company)
NOTES TO THE FINANCIAL STATEMENTS
As At June 30, 2010

12.	COMMITMENTS AND CONTINGENCIES - Continued

The Company establishes reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be higher or lower than any amounts reserved for the claims. On the basis of information currently available, advice of counsel, available insurance coverage, if applicable, and established reserves, it is the opinion of management that the eventual outcome of the actions against us are remote will not have a material adverse effect on our financial condition, results of operations, or cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of legal matters, if unfavorable, may be material to our financial condition, results of operations, or cash flow.

13.	SUBSEQUENT EVENTS

Subsequent to June 30, 2010 the Company made application to the British Columbia Securities Commission (“BCSC”) for revocation of the cease trade order issued against the Company on November 9, 2009. As a result of the application for revocation:

a)	Revision to financial statements – The BCSC has required the Company to revise the financial statements to clarify and to provide additional disclosure in Notes 5 and 9 to the financial statements; and

b)	Review of pending share transactions – The BCSC is currently reviewing pending share issuance transactions (Note 9 b) and c) and will require restructuring of those transactions to reflect the trading price in effect after the cease trade order is revoked. Details of any restructuring are not know at this time.

14.	DISCLOSURE AMENDMENTS

In the year ended June 30, 2010, the Company has amended its narrative disclosure in connection with the amalgamation agreement, enhanced the disclosure in connection with related party transactions and updated its subsequent event note in Notes 5, 7, 9 and 13. There were no restatement of figures in the financial statements.

Amended – see Note 14

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

Amended – see Note 14

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

Amended – see Note 14

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

Amended – see Note 14

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

Amended – see Note 14

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

Amended – see Note 14

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

Amended – see Note 14

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

Item 11. Executive Compensation.

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended June 30, 2010; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year,	)

who we will collectively refer to as the named executive officers, for our years ended June 30, 2010 and 2009, are set out in the following summary compensation table:

Amended – see Note 14

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

Amended – see Note 14

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

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership		(4) Percent of class (1)
common stock	James Carroll 40218 Wellsline Road Abbotsford BC V3G 2K7	78,037,517	Direct	33.2(2)
common stock	George Pappas 6152 Nappa Circle Huntington Beach, CA 92647	4,197,076	Direct	1.8%(3)
common stock	Andrew H. Burns 52 Main Street East Hamilton, ON L8M 1J2	nil	Direct	0%(4)
common stock	Len Klassen 1755 Ocean Park Road Surrey, BC V4A 3M1	6,000,000	Direct	2.6%
common stock	Slawomir Kownacki 1210 London Street New Westminster, BC V3M 5Z6	15,330,000	Direct	6.5%
common stock		103,564,593		44.1%(5)

Amended – see Note 14

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
(iii)	Any member of the immediate family (including spouse, parents, children, siblings and in-laws of any of the foregoing persons.	)

Amended – see Note 14

As discussed under the heading “Business — Corporate Developments — The Amalgamation”, we entered into Share Exchange Agreements with the shareholders of 0625920 BC Ltd. Pursuant to the Share Exchange Agreements, Mr. Carroll is to be issued 90,000,000 additional common shares. Assuming 225,269,250 common shares are issued under the Share Exchange Agreements, Mr. Carroll will have 36.5% of our issued and outstanding common shares. These shares have not been issued. Due to a cease trade order issued by the British Columbia Securities Commission, we are now prohibited from issuing those shares. We anticipate the issuance of these shares shortly after the cease trade order is revoked.

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

During the year ended June 30, 2010 we were charged by and recorded management, consulting and directors fees totaling $208,475 (2009 - $183,049).

Subsequent to the date of the cease trade order the Company entered into the following transactions, approved by the directors, requiring the issuance of stock upon the removal of the cease trade order. These transactions have not been recorded in the financial statements as the transactions have not been completed:

c.	On February 24, 2010 the board of directors, subject to the revocation of the cease trade order, approved the issuance of 81,864,686 common stock in settlement of $125,253 due related parties. The amounts due to directors and officers arise from $15,253 advanced to or expended on behalf of the Company by directors and officers and $110,000 of unpaid management compensation. The price per share of the settlement is subject to the approval of the British Columbia Securities Commission and will be amended upon revocation of the cease trade order to reflect the trading price in effect after the cease trade is lifted.

d.	On March 1, 2010 the board of directors, subject to the removal of the cease trade order, authorized the issuance of capital stock to raise a total of $100,000. Pursuant to that approval, between March 1, 2010 and June 30, 2010, the Company received the benefit of $23,005 expended by Mr. Jim Carroll, the Company’s President/CEO/CFO, on behalf of the Company. The funds expended were advanced to Mr. Carroll by family members and business associates of Mr. Carroll (the “Investors”) for the purpose of investing in stock of the Company. With respect to this transaction the Company acknowledges:

iv.	No share subscriptions were received from Mr. Carroll. There was a verbal understanding between Mr. Carroll and the Company that stock would be issued;

v.	There was a benefit to the Company in the amount of the $23,005 expended on its behalf; and

vi.	The expenditures have been recorded as operating expenses of the Company for the year ended June 30 2010 and have been credited to due to related parties.

Subsequent to June 30, 2010:

iii.	The board of directors have agreed to advise Investors that they will have the opportunity to subscribe for Company stock upon the revocation of the cease trade order, at a share price to be determined subsequent to the revocation, and

iv.	Mr. Carroll has expended a further $67,000 on behalf of the Company. The funds expended were advanced to Mr. Carroll by family member and business associates of directors of the Company.

Amended – see Note 14

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The following table sets forth the fees billed to our company for professional services rendered by BDO Canada LLP (“BDO”), our independent registered public accounting firm, for the years ended June 30, 2010 and 2009:

Fees	2010	2009
Audit Fees	$10,000	10,000
Audit Related Fees	0	0
Tax Fees	0	0
Other Fees	0	0
Total Fees	$10,000	10,000

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

Amended – see Note 14

(2)           Attached as an exhibit to our annual report on Form 10-K for the fiscal year ended June 30, 2009 filed on                  December 15, 2010

(3)           Attached as an exhibit to our annual report on Form 10-KSB filed on September 25, 2003

* Filed herewith

Amended – see Note 14

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
April 4, 2011

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
/s/ James Carroll
James Carroll
President, Chief Executive Officer, Chief Financial Officer, and Director
Principle Executive Officer, Principal Financial Officer and Principal Accounting Officer
April 4, 2011

By
/s/ George Pappas
George Pappas
Vice-President, Secretary and Director
April 4, 2011

By
/s/ Andrew H. Burns
Andrew H. Burns
Vice-President and Director
April 4, 2011

By
/s/ Len Klassen
Len Klassen
Director
April 4, 2011

By
/s/ Slawomir Kownacki
Slawomir Kownacki
Director
April 4, 2011