Form 10-K/A
period 2010-06-30
Biomass Secure Power Inc
filed 2011-04-08
CIK 1160164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

STOCKHOLDERS’ EQUITY

Common stock (Note 8)
Authorized
Unlimited number of no par value common stock
Issued
235,099,866 common stock (2009 – 235,099,866)	5,680,217	5,680,217
Contributed surplus	53,221	53,221
Accumulated deficit from prior operations	(5,253,808)	(5,253,808)
Accumulated deficit during development stage	(824,768)	(567,436)
	(345,138)	(87,806)
	$63,644	$63,124

Commitments (Notes 9 and 12)

Approved by the Board of Directors:

“James Carroll”	“George Pappas”
James Carroll, Director	George Pappas, Director

The accompanying notes are an integral part of these financial statements

Amended – see Note 14

BIOMASS SECURE POWER INC.
(Formerly Virtual Media Holdings Inc.)
(A development stage company)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30

	2010	2009	2008	From July 1, 2007, the date of entering into development stage, to June 30, 2010

Expenses
Amortization	$250	$-	$-	250
Management, director and consulting fees (Notes 8 and 10)	208,475	183,049	253,289	644,813
Office and general administrative (Note 8)	8,184	13,297	20,837	42,318
Professional fees (recovery)	28,032	(15,252)	45,000	57,780
Shareholder communication (Note 8)	-	27,000	-	27,000
Transfer agent and filing fees (Note 8)	9,418	9,541	16,393	35,352
Travel (Note 8)	2,973	12,002	2,280	17,255
Net loss for the Year	$(257,332)	$(229,637)	$(337,799)	$(824,768)

Basic and Diluted Loss Per Share	$(0.001)	$(0.001)	$(0.003)

Weighted Average Number of Stock Outstanding	235,099,866	235,099,866	115,085,534

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
April 7, 2011

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
/s/ James Carroll
James Carroll
President, Chief Executive Officer, Chief Financial Officer, and Director
Principle Executive Officer, Principal Financial Officer and Principal Accounting Officer
April 7, 2011

By
/s/ George Pappas
George Pappas
Vice-President, Secretary and Director
April 7, 2011

By
/s/ Andrew H. Burns
Andrew H. Burns
Vice-President and Director
April 7, 2011

By
/s/ Len Klassen
Len Klassen
Director
April 7, 2011

By
/s/ Slawomir Kownacki
Slawomir Kownacki
Director
April 7, 2011