Form 10-K/A
period 2010-06-30
Biomass Secure Power Inc
filed 2011-08-18
CIK 1160164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 3)

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
Yes  [  ]   No  [X]

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

Slawomir Kownacki - Director

Mr. Kownacki has twelve years in the software development industry ranging from small stand alone applications and websites to fully developed databases driven by windows and web applications. Mr. Kowacki is currently employed by Carl Zeiss Vision, since November 2009, in web design and security and was previously employed by Globel Mentoring Solutions Inc.from April 2005 to April 2009 in the same capacity.   Mr. Kownacki has developed and implemented a security integration system for a major Las Vegas hotel chain.

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

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
James Carroll President, CEO, CFO & Director	2010 2009	$120,000 $120,000 (1)	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$120,000 $120,000
George Pappas Vice-President, Secretary and Director	2010 2009	$30,000 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$30,000 Nil
Andrew H. Burns Vice-President and Director	2010 2009	$30,000 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$30,000 Nil

(1) During the 2009 fiscal year, the Company issued 28,155,555 common shares in settlement of $126,700 of accrued management fees due to Mr. Carroll for the year 2009 and 2008.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits required by Item 601 of Regulation S-K:

Exhibit	Document Description
3.1 (1)	Articles of Biomass Secure Power Inc.
3.2 (2)	Certificate Of Change Of Name, Notice Of Articles
3.3 (2)	Notice Of Alteration, Notice Of Articles
10.1 (3)	A form of the share exchange agreement entered into between our company and the 20 shareholders of 0625920 B.C. Ltd. on June 30, 2009
10.2 (3)	Settlement Agreement with Brian Holden dated August 10, 2010
14.1 (4)	Code of Ethics
21.1 *	Subsidiaries: Biomass Secure Power Inc., a company governed by the laws of California
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002
99.2 (4)	Disclosure Committee Charter
(1)	Attached as an exhibit to our SB-2 Registration Statement on October 3, 2001
(2)	Attached as an exhibit to our current report on Form 6-K filed on May 15, 2009.
(3)	Attached as an exhibit to our annual report on Form 10-KSB filed on September 25, 2003
(4)	Attached as an exhibit to our annual report on Form 10-KSB filed on September 25, 2003
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
August 18, 2011

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
/s/ James Carroll
James Carroll
President, Chief Executive Officer, Chief Financial Officer, and Director
Principle Executive Officer, Principal Financial Officer and Principal Accounting Officer
August 18, 2011

By
/s/ George Pappas
George Pappas
Vice-President, Secretary and Director
August 18, 2011

By
/s/ Andrew H. Burns
Andrew H. Burns
Vice-President and Director
August 18, 2011

By
/s/ Len Klassen
Len Klassen
Director
August 18, 2011

By
/s/ Slawomir Kownacki
Slawomir Kownacki
Director
August 18, 2011